Form 10-Q
period 1994-12-31
NABORS INDUSTRIES INC
filed 1995-02-14
CIK 798943

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10Q
(Mark One)

    [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            DECEMBER 31, 1994

                                       OR

    [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the transition period ______________________ to _________________________

Commission file number       1-9245

                           NABORS INDUSTRIES, INC.
- - - --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        DELAWARE                                              93-0711613
- - - ----------------------------                           -----------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

             515 W. GREENS ROAD, SUITE 1200, HOUSTON, TEXAS  77067
- - - --------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  713-874-0035
- - - --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

- - - --------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if change since last report)

                 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X     No
                                                               ---       ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

                 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Number of shares of common stock outstanding as of January 31, 1995 totaled 83,813,304.

                            NABORS INDUSTRIES, INC.


                                     INDEX

                                                                                                        Page No.
                                                                                                        --------
                 PART I   FINANCIAL INFORMATION

                     Item 1. Financial Statements

                             Condensed   Consolidated   Balance   Sheets    at
                             December 31, 1994 and September 30, 1994                                       2

                             Condensed Consolidated Statements of
                             Income  and Retained  Earnings for  the Three
                             Months Ended December 31, 1994 and 1993                                        3

                             Condensed  Consolidated  Statements  of  Cash
                             Flows for the Three Months Ended December 31,
                             1994 and 1993                                                                  4

                             Notes to Condensed Consolidated
                             Financial Statements                                                          5-6

                     Item 2. Management's Discussion and Analysis of
                             Financial Condition and Results of
                             Operations                                                                    7-9

                 PART II  OTHER INFORMATION

                     Item 6. Exhibits and Reports on Form 8-K                                              10

                     Signatures                                                                            10

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                             (Unaudited)
                                                             December 31,                   September 30,
                                                                  1994                          1994
                                                          ----------------                ----------------
ASSETS
Current assets:
   Cash and cash equivalents                              $          9,008                $         22,563
   Marketable securities                                            23,310                          22,669
   Accounts receivable, net                                        110,705                         102,069
   Rig inventory and supplies                                       15,721                          15,029
   Prepaid expenses and other current assets                        16,571                          15,745
                                                          ----------------                ----------------
          Total current assets                                     175,315                         178,075
Property, plant and equipment, net                                 292,102                         283,141
Marketable securities                                                9,515                          20,266
Other long-term assets                                              10,021                           8,791
                                                          ----------------                ----------------
          Total assets                                    $        486,953                $        490,273
                                                          ================                ================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term obligations               $         13,501                $         16,536
   Short-term borrowings                                             3,454                           6,502
   Trade accounts payable                                           31,829                          34,190
   Accrued liabilities                                              41,916                          40,220
   Income taxes payable                                              3,709                           2,379
                                                          ----------------                ----------------
          Total current liabilities                                 94,409                          99,827
Long-term obligations                                               58,220                          61,879
Other long-term liabilities                                          7,720                           8,251
Deferred income taxes                                                3,493                           2,892
                                                          ----------------                ----------------
          Total liabilities                                        163,842                         172,849
                                                          ----------------                ----------------

 Commitments and contingencies
 Stockholders' equity:
    Preferred stock, par value $.10 per share:
         Authorized 10,000 shares; none issued
           or outstanding                                              -                               -
    Capital stock, par value $.10 per share:
         Authorized common shares 200,000;
           issued and outstanding 84,540 and 84,380                  8,454                           8,438
    Authorized Class B shares 8,000, none issued or
       outstanding                                                     -                               -
    Capital in excess of par value                                 221,957                         218,319
    Cumulative translation adjustment                               (3,859)                         (2,748)
    Net unrealized (loss) gain on marketable
     securities                                                     (1,782)                          1,345
    Retained earnings since May 1, 1988                            103,135                          95,165
    Less treasury stock, at  cost, 755 and 506
       common shares                                                (4,794)                         (3,095)
                                                          ----------------                ----------------
          Total stockholders' equity                               323,111                         317,424
                                                          ----------------                ----------------
          Total liabilities and stockholders'
             equity                                       $        486,953                $        490,273
                                                          ================                ================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                             AND RETAINED EARNINGS
             FOR THE THREE MONTHS ENDED DECEMBER 31, 1994 AND 1993
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                (Unaudited)
                                                                   1994                             1993
                                                             ----------------                ----------------
Revenues                                                     $        126,002                $        133,932
                                                             ----------------                ----------------
Operating expenses:
   Direct costs                                                        93,745                         104,033
   General and administrative expenses                                 11,639                          12,085
   Depreciation and amortization                                        6,963                           6,896
                                                             ----------------                ----------------
       Operating expenses                                             112,347                         123,014
                                                             ----------------                ----------------
Operating income                                                       13,655                          10,918
                                                             ----------------                ----------------
Other income (expense):
  Interest expense                                                     (1,948)                         (2,198)
  Interest income                                                         586                             636
  Gain (loss) on sales of long-term assets                                (79)                          1,586
  Other income (expense), net                                           1,337                            (707)
                                                             ----------------                ----------------
       Other expense                                                     (104)                           (683)
                                                             ----------------                ----------------
Income before income taxes                                             13,551                          10,235

Income taxes                                                            2,478                           1,170
                                                             ----------------                ----------------
Net income                                                             11,073                           9,065

Reclassification of pre-quasi-
  reorganization tax benefit                                           (3,103)                         (1,860)

Retained earnings, beginning of period                                 95,165                          93,815
                                                             ----------------                ----------------
Retained earnings, end of period                             $        103,135                $        101,020
                                                             ================                ================

Earnings per share                                           $            .13                $            .11
                                                             ----------------                ----------------
Weighted average number of shares outstanding                          86,727                          84,376
                                                             ----------------                ----------------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED DECEMBER 31, 1994 AND 1993
                                 (IN THOUSANDS)



                                                                                          (Unaudited)
                                                                             1994                             1993
                                                                        --------------                  ---------------
Net cash provided by (used for) operating activities                    $        6,565                  $          (328)
                                                                        --------------                  ---------------
Cash flows from investing activities:
   Purchases of marketable securities, held to maturity                         (7,736)                              -
   Maturities of marketable securities, held to maturity                        15,928                               -
   Purchases of marketable securities, available for sale                           -                            (4,257)
   Payments received on investment in sales-type
      leases and notes receivable                                                   46                               98
   Capital expenditures                                                        (17,757)                          (7,793)
   Proceeds from sales of long-term assets                                         368                            1,935
                                                                        --------------                  ---------------
           Net cash used for investing activities                               (9,151)                         (10,017)
                                                                        --------------                  ---------------

 Cash flows from financing activities:
   Decrease (increase) in restricted cash                                          270                              (27)
   Decrease in long-term borrowings, net                                        (6,694)                          (9,608)
   Decrease in short-term borrowings, net                                       (3,048)                            (496)
   Common and treasury stock transactions                                       (1,497)                          19,692
                                                                        --------------                  ---------------
            Net cash (used for) provided by financing activities               (10,969)                           9,561
                                                                        --------------                  ---------------
Net decrease in cash and cash equivalents                                      (13,555)                            (784)

Cash and cash equivalents, beginning of period                                  22,563                           63,052
                                                                        --------------                  ---------------
Cash and cash equivalents, end of period                                $        9,008                  $        62,268
                                                                        ==============                  ===============




The accompanying notes are an integral part of these condensed consolidated financial statements.

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1  INTERIM FINANCIAL INFORMATION

                 The unaudited condensed consolidated financial statements of the Company are prepared in conformity with generally accepted accounting principles, but do not purport to be a complete presentation inasmuch as all note disclosures required are not included. Reference is made to the Company's 1994 Annual Report on Form 10-K for additional note disclosures.

                 In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 1994 and the results of its operations and its cash flows for the respective periods ended December 31, 1994 and 1993. Interim results for the three months ended December 31, 1994 are not necessarily indicative of results which will be realized for the full year ending September 30, 1995.

NOTE 2  ACQUISITIONS

During October 1994, the Company consummated its merger with Sundowner Offshore Services, Inc. ("Sundowner"), a company that provides contract well servicing and workover services in the Gulf of Mexico and various international offshore markets utilizing self-contained, modular platform and jackup workover rigs. Under the merger agreement, Sundowner stockholders received 2.8 shares of the Company's common stock for each of their shares of Sundowner. As a result, the Company issued 13.1 million common shares to Sundowner stockholders.

The merger has been accounted for as a pooling-of-interests. Accordingly, the accompanying condensed consolidated financial statements have been retroactively restated to include the results of operations, financial position and cash flows of Sundowner for all periods prior to consummation of the merger. In addition, the accompanying condensed consolidated financial statements include adjustments to Sundowner's deferred income tax expense to reflect the combined companies use of the Company's net operating loss carryforwards for U.S. federal income tax purposes.

Operating results of the separate companies for the three months ended December 31, 1993 are as follows:

                                             Revenues                 Net Income
                                             --------                 ----------
Nabors                                        $117,599                  $ 8,538
Sundowner                                       16,333                      397
Deferred income tax adjustment                       -                      130
                                              --------                  -------
                                              $133,932                  $ 9,065
                                              ========                  =======


During January 1995, the Company acquired Delta Drilling Company ("Delta"), a company engaged in the business of contract land drilling in the United States. The purchase price of Delta was approximately $20 million in cash. The acquisition will be recorded using the purchase price method of accounting.

NOTE 3  MARKETABLE SECURITIES


                 During December 1994, the Company reclassified certain investments in equity securities to trading securities as a result of a tender offer for the Company's investment, which the Company expects to accept during the current fiscal year. As a result of this reclassification, the Company recorded a gain in other income of $1.2 million.

NOTE 4  CAPITAL STOCK

                 During the three month period ended December 31, 1994, 109,000 options were exercised at prices ranging from $1.10 to $4.90 per share. In addition, 50,000 common shares were issued upon vesting under a stock award plan.

                 During December 1994, the Company purchased 250,000 shares of its common stock in the open market at a cost of $1.7 million, or $6.80 per share.

                 During October 1994, the Company completed its merger with Sundowner whereby the Company acquired all of the outstanding shares of Sundowner in exchange for 13.1 million newly issued registered shares of the Company's common stock (Note 2).

                 Earnings per share are determined using the weighted average number of shares of stock outstanding for the periods reported. Stock options and warrants are included in the weighted average number of shares as common stock equivalents if dilutive, calculated using the treasury stock method.

NOTE 5  COMMITMENTS AND CONTINGENCIES

                 A petition was filed on March 4, 1994 in the 61st Judicial Court, of Harris County, Texas against Nealwell Drilling Limited ("Nealwell") and Sundowner, asserting that Nealwell breached a contract and Sundowner tortiously interfered with alleged contract rights of Primrose Drilling Ventures, Ltd. for the purchase of the Nealwell II jackup workover rig. The Nealwell II (renamed the Dolphin III) was acquired by Sundowner in November 1993 for $2 million in cash. Primrose has alleged approximately $34.5 million in actual damages as well as an amount of exemplary damages not less than its actual damages. Company management believes that the litigation instituted by Primrose is without merit and intends to vigorously defend all claims of Primrose. Moreover, management believes that the amount of alleged damages bears no reasonable or conceivable relation to the replacement value of the rig or the revenues or other economic benefits to be derived from the rig in the foreseeable future.

                 Sundowner has filed a cross-claim against Nealwell asserting that, if the alleged contract existed between Primrose and Nealwell for the sale of the rig, Nealwell fraudulently misrepresented or concealed that fact from Sundowner. The cross-claim seeks recovery of any damages incurred by Sundowner as a result of Nealwell's misrepresentations or concealment of facts regarding the alleged contract. This case is in the preliminary discovery stages.

                 The Company is a defendant or otherwise involved in a number of lawsuits. In the opinion of management, the Company's ultimate liability with respect to these lawsuits is not expected to have a significant or material adverse effect on the Company's consolidated financial position or results of operations.

                   NABORS INDUSTRIES, INC. AND SUBSIDIARIES

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FIRST QUARTER OF FISCAL 1995 COMPARED TO FIRST QUARTER OF FISCAL 1994

                 During October 1994, Nabors and Sundowner completed a tax-free merger. Under the merger agreement, Sundowner stockholders received 2.8 shares of the Company's common stock for each of their shares of Sundowner, or approximately 13.1 million common shares. The exchange resulted in former Sundowner stockholders owning approximately 15% percent of the common stock of Nabors outstanding after the merger.

                 The merger has been accounted for as a pooling-of-interests. Accordingly, the accompanying condensed consolidated financial statements have been retroactively restated to include the results of operations, financial position and cash flows of Sundowner for all periods prior to the consummation of the merger.

                 The Company's revenues totaled $126 million during the first quarter of fiscal 1995 ("Current Quarter"), a decrease of $7.9 million, or 6%, compared to the same period in fiscal 1994. Operating income and net income during the Current Quarter totaled $13.7 million and $11.1 million ($.13 per share), respectively, representing a 25% and 22% increase, respectively, over the prior year comparable period.

                 The decrease in revenues during the Current Quarter was attributable to the International (excluding the UK North Sea, Canada and Sundowner's international operations) and UK North Sea operations, partially offset by increased revenues in the Company's Alaska operations. Operating income increases were primary attributable to the improved performance of the Company's International and Gulf of Mexico workover operations. Operating income was below the comparable quarter of the prior year in the US Lower 48 and Canada and the UK North Sea.

                 Alaska revenues totaled $19 million during the Current Quarter, representing a $1.4 million, or 8%, increase over the prior year comparable period. Drilling revenues increased during the Current Quarter as equivalent rig years increased to 6.2 years during the Current Quarter compared to 4.3 years during the prior year period. Peak Oilfield revenues increased during the Current Quarter due to higher activity.

                 The Company's US Lower 48 and Canada revenues totaled $56.9 million during the Current Quarter, essentially the same amount as the prior year period. Decreases in US Lower 48 revenues were partially offset by increased Canadian revenues. The decrease in US Lower 48 revenues was primarily attributable to there not being any turnkey revenues recorded during the Current Quarter compared to $8.6 million of turnkey revenues recorded during the prior year period. Canada revenues increased due to the continued strong activity in that market. Equivalent rig years for the US Lower 48 and Canada during the Current Quarter totaled 99.7 years compared to 90.7 years during the prior year period.

                 International revenues (excluding the UK North Sea, Canada and Sundowner's international operations) totaled $22.1 million during the Current Quarter, a decrease of $6 million, or 21%, compared to the prior year period. The decrease was attributable to decreased logistical and drilling activity in Yemen due to political turmoil, diminished exploration prospects and scaled-back development plans as well as an overall decrease in drilling activity in the Middle East caused by continued lower oil prices. Partially offsetting the lower activity in the Middle East, was the increased revenues in the Company's Venezuela operations due to increased activity. Equivalent International rig years, excluding labor contracts, totaled 20.3 years during the Current Quarter compared to 24.9 years during the prior year period. Labor contracts totaled 4 years and 3 years during the Current Quarter and prior year quarter, respectively.

                 In the UK North Sea, revenues decreased by $2.5 million, or 17%, to $11.9 million during the Current Quarter due to reduced incentive contracts. Equivalent rig years totaled 7 years during both the Current Quarter and the prior year period. All of the 7 rig years during the Current Quarter were labor contracts, and 4 of the 7 years during the prior year were labor contracts.

                 Sundowner workover revenues in the Gulf of Mexico and Internationally totaled $13.8 million and $2.3 million, respectively, during the Current Quarter. This represented a $1 million, or 7%, decrease in the Gulf of Mexico and a $.8 million, or 49%, increase Internationally during the Current Quarter compared to the prior year period. The decrease in Gulf of Mexico revenues during the Current Quarter was partially attributable to lower plugging and abandonment revenues. During the Current Quarter, equivalent rig years for the Gulf of Mexico and Internationally totaled 15.4 years and 2.5 years, respectively, compared to 12.4 years and 2.8 years, respectively, during the prior year period.

                 Direct costs as a percentage of revenues totaled 74% during the Current Quarter compared to 78% during the prior year period. The Company's International gross margins improved in Yemen as prior years cost reduction measures have taken effect. Also, Sundowner workover margins in the Gulf of Mexico improved during the Current Quarter due to the increase in the number of Sundowner owned rigs working and a decrease in the number of chartered rigs working. Depreciation recorded on owned rigs is excluded from direct costs while lease payments made on the chartered rigs is included in direct costs resulting in higher gross margins earned on the owned rigs. These improvements were partially offset by reduced gross margins in the US Lower 48 primarily resulting from there not being any turnkey revenues recorded during the Current Quarter. General and administrative expenses and depreciation and amortization expense were comparable between the Current Quarter and prior year period.

                 The Company recorded nominal losses on fixed asset sales during the Current Quarter compared to $1.6 million of gains recorded during the prior year period. The Company recorded a $1.2 million gain, included in other income, during the Current Quarter resulting from the reclassification of certain equity securities from available-for- sale to trading securities, as the Company expects to sell these equity securities during the current fiscal year.

                 During fiscal year 1994, the Venezuelan bolivar devalued by approximately 75%, as compared to the U.S. dollar, due to the deterioration in that country's economic condition. During June 1994, the Venezuelan government imposed exchange control policies and an official fixed exchange rate of 170 bolivars to the U.S. dollar. As a result of the devaluation, the Company recorded translation losses totaling $1.5 million during fiscal year 1994. Subsequent to the June 1994 establishment of the official fixed exchange rate, the Company has not incurred any translation losses. Since fiscal 1994, the Company has reduced its bolivar net monetary asset exposure. However, if the Venezuela government allows the bolivar to "float' relative to the U.S. dollar or revises the official fixed exchange rate, the Company could incur additional translation losses.

                 The income tax provision increased during the Current Quarter due to higher foreign taxes, primarily in Canada, Venezuela and Australia.

LIQUIDITY AND CAPITAL RESOURCES

                 Net cash provided by operating activities totaled $6.6 million during the Current Quarter, compared to $.3 million net cash used during the prior year period. During the Current Quarter, net income as adjusted for non-cash items, such as depreciation, was partially offset by the negative impact on cash from the changes in the Company's working capital accounts. In the prior year period, net income adjusted for non-cash items was entirely offset by the negative impact on cash from the changes in the Company's working capital accounts.

                 Net cash used for investing activities totaled $9.2 million during the Current Quarter, compared to $10 million during the prior year period. Capital expenditures and purchases of marketable securities represented the primary uses of cash during the Current Quarter, partially offset by maturities of marketable securities. During the prior year period, capital expenditures and purchases of marketable securities represented the primary uses of cash.

                 Financing activities used cash totaling $11.0 million during the Current Quarter, compared to net cash provided totaling $9.6 million during the prior year period. Cash used during the Current Quarter, resulted from scheduled principal payments on long-term obligations and the reduction in short-term borrowings. In the prior year period, net cash was provided from the proceeds from a public stock offering by Sundowner, partially offset by the paydown of long-term obligations.

                 The Company's cash, cash equivalents and short-term investments totaled $32.3 million as of December 31, 1994. In addition, the Company has long-term investments in marketable securities totaling $9.5 million. The Company currently has credit facility arrangements with a number of banks totaling $38.3 million. These credit facilities are limited at any given time to receivables of certain of the Company's subsidiaries. As of December 31, 1994, remaining availability, after borrowings on the facilities and outstanding letters of credit, totaled approximately $22.3 million.

                 The current cash, short-term investments in marketable securities, credit facility position and the projected cash flow generated from current operations is expected to adequately finance the Company's non-discretionary capital and debt service requirements for the next twelve months.

                 As of December 31, 1994, the Company had capital expenditure commitments totaling approximately $5.3 million.

                 During January 1995, the Company acquired Delta requiring the payment of $20 million in cash. These funds were provided by internal funds and borrowings from the Company's credit facilities.

PART II  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                 (a)      Exhibit

                 27       Financial Data Schedule

                 (b)      Reports on Form 8-K

                 No reports on Form 8-K were filed during the three months ended December 31, 1994.



                                   SIGNATURES

                 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               NABORS INDUSTRIES, INC.

                                                 Anthony G. Petrello
                                                 President and Chief
                                                  Operating Officer


                                                 Bruce P. Koch
                                                 Corporate Controller

Dated:  February 13, 1995

                   EXHIBIT INDEX

   Index
   Number
   ------

    27       Financial Data Schedule