Form 10-Q
period 1995-03-31
NABORS INDUSTRIES INC
filed 1995-05-15
CIK 798943

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        MARCH 31, 1995

                                       OR

 [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ________________________ to ________________________

Commission file number            1-9245

                           NABORS INDUSTRIES, INC.
______________________________________________________________________________
             (Exact name of registrant as specified in its charter)

          DELAWARE                                              93-0711613
 (State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                            Identification No.)

            515 W. GREENS ROAD, SUITE 1200, HOUSTON, TEXAS  77067
______________________________________________________________________________
                    (Address of principal executive offices)
                                   (Zip Code)

                                 713-874-0035
______________________________________________________________________________
              (Registrant's telephone number, including area code)

______________________________________________________________________________
   (Former name, former address and former fiscal year, if change since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No
                                               -----      -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Number of shares of common stock outstanding as of April 30, 1995 totaled 83,928,322.

                            NABORS INDUSTRIES, INC.


                                     INDEX

                                                                                          Page No.
                                                                                          --------
   PART I   FINANCIAL INFORMATION

       Item 1. Financial Statements

               Condensed Consolidated Balance Sheets at
                 March 31, 1995 and September 30, 1994                                        2

               Condensed Consolidated Statements of
                 Income and Retained Earnings for the Three
                 Months and Six Months Ended March 31, 1995
                 and 1994                                                                     3

               Condensed Consolidated Statements of Cash
                 Flows for the Six Months Ended March 31, 1995
                 and 1994                                                                     4

               Notes to Condensed Consolidated
                 Financial Statements                                                       5-6

       Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                                                7-10

   PART II   OTHER INFORMATION

       Item 4. Submission of Matters to a Vote of Security Holders                           11

       Item 6. Exhibits and Reports on Form 8-K                                              11

       Signatures                                                                            12

PART I   FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                   (Unaudited)
                                                                           March 31,         September 30,
                                                                             1995                1994
                                                                         ------------        -------------
ASSETS
Current assets:
   Cash and cash equivalents                                             $     14,200        $      22,563
   Marketable securities                                                        1,765               22,669
   Accounts receivable, net                                                   120,410              102,069
   Rig inventory and supplies                                                  15,986               15,029
   Prepaid expenses and other current assets                                   20,397               15,745
                                                                         ------------        -------------
          Total current assets                                                172,758              178,075
Property, plant and equipment, net                                            333,044              283,141
Marketable securities                                                          11,508               20,266
Other long-term assets                                                          9,421                8,791
                                                                         ------------        -------------
          Total assets                                                   $    526,731        $     490,273
                                                                         ============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term obligations                              $     12,822        $      16,536
   Short-term borrowings                                                       15,524                6,502
   Trade accounts payable                                                      46,170               34,190
   Accrued liabilities                                                         43,727               40,220
   Income taxes payable                                                         3,585                2,379
                                                                         ------------        -------------
          Total current liabilities                                           121,828               99,827
Long-term obligations                                                          54,567               61,879
Other long-term liabilities                                                     7,523                8,251
Deferred income taxes                                                           4,668                2,892
                                                                         ------------        -------------
          Total liabilities                                                   188,586              172,849
                                                                         ------------        -------------

 Commitments and contingencies

 Stockholders' equity:
   Preferred stock, par value $.10 per share:
        Authorized 10,000 shares; none issued or outstanding                      -                    -
   Capital stock, par value $.10 per share:
        Authorized common shares 200,000;
          issued and outstanding 84,650 and 84,380                              8,465                8,438
    Authorized Class B shares 8,000, none issued or outstanding                    -                    -
    Capital in excess of par value                                            225,904              218,319
    Cumulative translation adjustment                                          (2,979)              (2,748)
    Net unrealized (loss) gain on marketable securities                          (545)               1,345
    Retained earnings since May 1, 1988                                       112,094               95,165
    Less treasury stock, at  cost, 755 and 505 common shares                   (4,794)              (3,095)
                                                                         ------------        -------------
          Total stockholders' equity                                          338,145              317,424
                                                                         ------------        -------------
          Total liabilities and stockholders' equity                     $    526,731        $     490,273
                                                                         ============        =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                             AND RETAINED EARNINGS
       FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 1995 AND 1994
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                (Unaudited)
                                                   Three Months             Six Months
                                               --------------------     --------------------
                                                  1995      1994           1995      1994
                                               ---------  ---------     ---------  ---------
Revenues                                       $ 143,335  $ 118,577     $ 269,337  $ 252,509
                                               ---------  ---------     ---------  ---------

Operating expenses:
   Direct costs                                  108,825     89,790       202,570    193,823
   General and administrative expenses            12,974     11,778        24,613     23,863
   Depreciation and amortization                   7,373      6,486        14,336     13,382
                                               ---------  ---------     ---------  ---------
       Operating expenses                        129,172    108,054       241,519    231,068
                                               ---------  ---------     ---------  ---------

Operating income                                  14,163     10,523        27,818     21,441
                                               ---------  ---------     ---------  ---------

Other income (expense):
   Interest expense                               (2,146)    (2,188)       (4,094)    (4,386)
   Interest income                                   264        505           850      1,141
   Gain on sale of long-term assets                  824         78           745      1,664
   Other income (expense), net                     1,342        533         2,679       (174)
                                               ---------  ---------     ---------  ---------
       Other income (expense)                        284     (1,072)          180     (1,755)
                                               ---------  ---------     ---------  ---------

Income before income taxes                        14,447      9,451        27,998     19,686

Income taxes                                       2,163      1,216         4,641      2,386
                                               ---------  ---------     ---------  ---------

Net income                                        12,284      8,235        23,357     17,300

Reclassification of pre-quasi-
  reorganization tax benefit                      (3,325)      (965)       (6,428)    (2,825)

Retained earnings, beginning of period           103,135    101,020        95,165     93,815
                                               ---------  ---------     ---------  ---------

Retained earnings, end of period               $ 112,094  $ 108,290     $ 112,094  $ 108,290
                                               =========  =========     =========  =========

Earnings per share                             $     .14  $     .10     $     .27  $     .20
                                               =========  =========     =========  =========

Weighted average number of shares outstanding     86,620     85,757        86,673     85,067
                                               =========  =========     =========  =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 1995 AND 1994
                                 (IN THOUSANDS)



                                                                 (Unaudited)
                                                           1995              1994
                                                        ----------       -----------
Net cash provided by operating activities               $   27,384       $    27,015
                                                        ----------       -----------

Cash flows from investing activities:
   Cash paid for acquisition, net                          (20,000)              -
   Purchases of marketable securities                       (8,491)           (8,191)
   Maturities of marketable securities                      22,328               -
   Sales of marketable securities                           12,416               -
   Payments received on investment in sales-type
      leases and notes receivable                               59               195
   Capital expenditures                                    (40,822)          (23,451)
   Proceeds from sales of long-term assets                   1,850             2,728
                                                        ----------       -----------
           Net cash used for investing activities          (32,660)          (28,719)
                                                        ----------       -----------

 Cash flows from financing activities:
   Decrease in restricted cash                                 269                57
   Decrease in long-term borrowings, net                   (11,026)          (15,635)
   Increase (decrease) in short-term borrowings, net         9,022            (5,218)
   Common and treasury stock transactions                   (1,352)           19,771
                                                        ----------       -----------
            Net cash used for financing activities          (3,087)           (1,025)
                                                        ----------       -----------

Net decrease in cash and cash equivalents                   (8,363)           (2,729)

Cash and cash equivalents, beginning of period              22,563            63,052
                                                        ----------       -----------

Cash and cash equivalents, end of period                $   14,200       $    60,323
                                                        ==========       ===========





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

                 In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1995 and the results of its operations and its cash flows for the respective periods ended March 31, 1995 and 1994. Interim results for the six months ended March 31, 1995 are not necessarily indicative of results which will be realized for the full year ending September 30, 1995.

NOTE 2  ACQUISITIONS

                 During October 1994, the Company consummated its merger with Sundowner Offshore Services, Inc. ("Sundowner"), a company that provides contract well servicing and workover services in the Gulf of Mexico and various international offshore markets utilizing self-contained, modular platform rigs and jackup workover rigs. Under the merger agreement, Sundowner stockholders received 2.8 shares of the Company's common stock for each of their shares of Sundowner. As a result, the Company issued 13.1 million common shares to Sundowner stockholders.

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

                 Operating results of the separate companies for the three months and six months ended March 31, 1994 are as follows:

                                                  Three Months                         Six Months
                                            ---------------------------         ---------------------------
                                            Revenues         Net Income         Revenues         Net Income
                                            --------         ----------         --------         ----------
 Nabors                                     $103,526          $   7,010         $221,125          $  15,548
 Sundowner                                    15,051              1,079           31,384              1,476
 Deferred income tax adjustment                    -                146                -                276
                                            --------          ---------         --------          ---------
                                            $118,577          $   8,235         $252,509          $  17,300
                                            ========          =========         ========          =========


                 During January 1995, the Company acquired Delta Drilling Company ("Delta"), a company engaged in the business of contract land drilling in the United States. The purchase price of Delta was approximately $20 million in cash. The acquisition was accounted for under the purchase method of accounting; accordingly, the total purchase price was allocated to net assets based on estimated fair values.

NOTE 3  MARKETABLE SECURITIES

                 During December 1994, the Company reclassified certain investments in equity securities to trading securities as a result of a tender offer for the Company's investment, which the Company accepted in April 1995. As a result of this reclassification and sale of certain of these securities during the second quarter, the Company has recorded a gain in other income totaling $1 million and $2.2 million during the three month and six month periods ended March 31, 1995, respectively. During May 1995, the Company received a combination of shares, warrants and cash in settlement of the tender offer.

NOTE 4  CAPITAL STOCK

                 During the six month period ended March 31, 1995, 141,000 options were exercised at prices ranging from $1.07 to $4.90 per share. In addition, 129,268 common shares were issued upon vesting under a stock award plan.

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

ITEM 2.
                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SECOND QUARTER AND FIRST SIX MONTHS OF FISCAL 1995 COMPARED TO SECOND QUARTER AND FIRST SIX MONTHS FISCAL 1994

                 During October 1994, Nabors and Sundowner completed a tax-free merger. Under the merger agreement, Sundowner stockholders received 2.8 shares of the Company's common stock for each of their shares of Sundowner, or approximately 13.1 million common shares. The exchange resulted in former Sundowner stockholders owning approximately 15% of the common stock of Nabors outstanding after the merger.

                 The merger has been accounted for as a pooling-of-interests. Accordingly, the accompanying condensed consolidated financial statements have been retroactively restated to include the results of operations, financial position and cash flows of Sundowner for all periods prior to the consummation of the merger.

                 Company revenues for the second quarter of fiscal 1995 ("Current Quarter") and first six months of fiscal 1995 ("Current Period") totaled $143.3 million and $269.3 million, respectively, representing a 21% and 7% increase over the prior year comparable period amounts. Operating income during the Current Quarter and Current Period totaled $14.2 million and $27.8 million, respectively, representing a 35% and 30% increase over the prior year comparable period amounts. Net income totaled $12.3 million ($.14 per share) and $23.4 million ($.27 per share) during the Current Quarter and Current Period, respectively, representing a 49% and 35% increase, respectively, over the prior year comparable period amounts.

                 The increase in revenues for the Current Quarter and Current Period was attributable to higher revenues for the Alaska, and US Lower 48 and Canada operations, partially offset by lower revenues for the Company's International and UK North Sea operations. Operating income increases for the Current Quarter were primarily attributable to the improved performance of the Company's Alaska, US Lower 48 and Canada, and International operations, partially offset by a decrease in operating income for Sundowner as compared to
the comparable prior year quarter.   For the Current Period the increase in
operating income was attributable to the improved performance of the Company's Alaska, US Lower 48 and Canada, International, and Sundowner operations, partially offset by decreased operating income for the Company's UK North Sea operations.

                 The following table sets forth financial information with respect to the Company and its subsidiaries on a consolidated basis by geographical area for the periods indicated:

                                           Second Quarter                                    First Six Months
                          -----------------------------------------------    -------------------------------------------------
                                                              Favorable                                           Favorable
                                                            (Unfavorable)                                       (Unfavorable)
                               1995             1994          Variance           1995             1994            Variance
                          --------------   -------------    -------------    --------------   --------------   ---------------
Revenues:
  Alaska                  $ 21,288   15%   $ 16,220   14%   $ 5,068   31%    $ 40,313   15%   $ 33,889   13%   $  6,424    19%
  US Lower 48 and Canada    73,385   51%     46,884   39%    26,501   57%     130,272   48%    104,349   41%     25,923    25%
  International             23,330   16%     28,063   24%    (4,733) -17%      45,408   17%     56,140   23%    (10,732)  -19%
  Sundowner                 14,484   10%     15,051   13%      (567)  -4%      30,612   12%     31,384   12%       (772)   -2%
  UK North Sea              10,848    8%     12,359   10%    (1,511) -12%      22,732    8%     26,747   11%     (4,015)  -15%
                          --------------   --------------   -------------    --------------   --------------   ---------------
                          $143,335  100%   $118,577  100%   $24,758   21%    $269,337  100%   $252,509  100%   $ 16,828     7%
                          ==============   ==============   =============    ==============   ==============   ===============
Operating Income:
  Alaska                  $  3,911   23%   $  2,254   17%   $ 1,657   74%    $  7,496   22%   $  5,650   21%   $  1,846    33%
  US Lower 48 and Canada     7,720   44%      5,627   43%     2,093   37%      13,235   39%     12,229   45%      1,006     8%
  International              4,100   23%      2,311   18%     1,789   77%       6,834   21%      3,025   11%      3,809   126%
  Sundowner                    857    5%      2,042   16%    (1,185) -58%       4,267   13%      3,450   13%        817    24%
  UK North Sea                 791    5%        722    6%        69   10%       1,750    5%      2,865   10%     (1,115)  -39%
                          --------------   --------------   -------------    --------------   --------------   ---------------
                            17,379  100%     12,956  100%     4,423   34%      33,582  100%     27,219  100%      6,363    23%
 Corporate expenses         (3,216)          (2,433)           (783) -32%      (5,764)          (5,778)              14     0%
                          --------------   --------------   -------------    --------------   --------------   ---------------
                          $ 14,163         $ 10,523         $ 3,640   35%    $ 27,818         $ 21,441         $  6,377    30%
                          ==============   ==============   =============    ==============   ==============   ===============


                                           Second Quarter                                   First Six Months
                          -----------------------------------------------    -------------------------------------------------
                                                              Favorable                                           Favorable
                                                            (Unfavorable)                                       (Unfavorable)
                               1995             1994          Variance           1995             1994            Variance
                          --------------   -------------    -------------    --------------   --------------   ---------------
Rig years:
  Alaska                       6.6    4%       4.0    3%       2.6   65%         6.4    4%        4.1    3%        2.3    56%
  US Lower 48 and Canada     112.8   66%      78.5   60%      34.3   44%       106.2   65%       84.8   61%       21.4    25%
  International:
    Rig                       25.1   15%      23.5   18%       1.6    7%        22.7   14%       24.2   17%       (1.5)   -6%
    Labor                      4.0    2%       4.0    3%       0.0    0%         4.0    2%        3.5    3%        0.5    14%
  Sundowner                   15.6    9%      14.2   11%       1.4   10%        16.7   11%       14.7   11%        2.0    14%
  UK North Sea:
    Rig                          -    -          -    -          -    -            -    -         1.5    1%       (1.5) -100%
    Labor                      7.7    4%       7.0    5%       0.7   10%         7.3    4%        5.5    4%        1.8    33%
                          --------------   --------------   -------------    --------------   --------------   ---------------
                             171.8  100%     131.2  100%      40.6   31%       163.3  100%      138.3  100%       25.0    18%
                          ==============   ==============   =============    ==============   ==============   ===============

                 Alaska revenues totaled $21.3 million and $40.3 million during the Current Quarter and Current Period, respectively, representing a 31% and 19% increase over the prior year comparable period amounts. Drilling revenues increased during the current year periods as equivalent rig years during the Current Quarter and Current Period totaled 6.6 and 6.4 years, respectively, compared to 4.0 and 4.1 years during the comparable prior year periods. Additionally, Peak Oilfield revenues increased during the current year periods due to increased overall activity.

                 US Lower 48 and Canada revenues totaled $73.4 million and $130.3 million during the Current Quarter and Current Period, respectively, representing a 57% and 25% increase over the prior year comparable period amounts. US Lower 48 and Canada equivalent rig years during the Current Quarter and Current Period totaled 112.8 and 106.2 years, respectively, compared to 78.5 and 84.8 years during the comparable prior year periods. The increase in equivalent rig years for the US Lower 48 was attributable to the addition of the Delta Drilling Company rigs, acquired in January 1995, and the Mitchell Energy Development Corp. rigs, acquired in April 1994. The Company's increasing market share resulting from incremental activity under various customer alliance relationships, as well as a broadening customer base, further contributed to this increase. This increase in activity occurred despite lower natural gas prices in the US and an overall decline in the Baker Hughes US land rig count. Canadian utilization reached a record level but declined late in the Current Quarter with the arrival of the spring thaw and an overall decline in activity due to lower natural gas prices.

                 International revenues totaled $23.3 million and $45.4 million during the Current Quarter and Current Period, respectively, representing a decrease of 17% and 19% compared to the prior year comparable period amounts. The decrease was primarily attributable to decreased logistical and drilling activity in Yemen due to political turmoil and diminished exploration prospects. Partially offsetting the lower activity in Yemen, was the increased activity for the Company's Venezuela operations. Venezuela revenues represented approximately 47% and 44% of total International revenues during the Current Quarter and Current Period, respectively. Equivalent International rig years, excluding labor contracts, totaled 25.1 years and 22.7 years during the Current Quarter and Current Period, respectively, compared to 23.5 and 24.2 years during the comparable prior year periods. Labor contracts totaled 4.0 years during the Current Quarter and Current Period as compared to 4.0 and 3.5 years during the comparable prior year periods.

                 Sundowner revenues totaled $14.5 million and $30.6 million during the Current Quarter and Current Period, respectively, representing a decrease of 4% and 2% compared to the prior year comparable period amounts. Revenues for the Gulf of Mexico operations increased by $.3 million, or 2.8%, and decreased by $.6 million, or 2.4%, during the Current Quarter and Current Period, respectively, as compared to the comparable prior year periods. The increase in Gulf of Mexico revenues associated with increased utilization of the Company's platform workover rigs as compared to the prior year comparable periods, was partially offset during the Current Quarter, and more than offset during the Current Period by lower utilization of the Company's jackup workover rigs and lower plugging and abandonment revenues. International operations revenues decreased by $.9 million, or 30.9%, and $.1 million, or 3.0%, during the Current Quarter and Current Period, respectively. Decreased international revenues resulted primarily from the loss of a contract in Australia during September 1994.

                 UK North Sea revenues totaled $10.8 million and $22.7 million during the Current Quarter and Current Period, respectively, representing a decrease of 12% and 15% compared to the prior year comparable period amounts. Total equivalent rig years, including labor contracts, totaled 7.7 and 7.3 years during the Current Quarter and Current Period, respectively, compared to
7.0 years during the comparable prior year periods. The decrease in revenues resulted from reduced incentive contracts, partially offset by an increase in equivalent rig years resulting from the award of two new labor contracts during March 1995.

                 The following table sets forth selected consolidated financial information of the Company expressed as a percentage of total operating revenues for the periods indicated:

                                        Second Quarter       First Six Months
                                        ---------------      ----------------
                                         1995     1994        1995      1994
                                        ------   ------      ------    ------
Revenues                                100.0%   100.0%      100.0%    100.0%
                                        ------   ------      ------    ------
Operating expenses:
  Direct costs                           75.9%    75.7%       75.3%     76.7%
  General and administrative expenses     9.1%     9.9%        9.1%      9.5%
  Depreciation and amortization           5.1%     5.5%        5.3%      5.3%
                                        ------   ------      ------    ------
    Operating expenses                   90.1%    91.1%       89.7%     91.5%
                                        ------   ------      ------    ------
Operating income                          9.9%     8.9%       10.3%      8.5%
                                        ------   ------      ------    ------
Other income (expense):
  Interest expense                       -1.5%    -1.8%       -1.5%     -1.8%
  Interest income                         0.2%     0.4%        0.3%      0.5%
  Gain on sale of long-term assets        0.6%     0.1%        0.3%      0.7%
  Other income, net                       0.9%     0.4%        1.0%     -0.1%
                                        ------   ------      ------    ------
    Other income (expense)                0.2%    -0.9%        0.1%     -0.7%
                                        ------   ------      ------    ------
Income before income taxes               10.1%     8.0%       10.4%      7.8%

Income taxes                              1.5%     1.0%        1.7%      0.9%
                                        ------   ------      ------    ------
Net income                                8.6%     7.0%        8.7%      6.9%
                                        ======   ======      ======    ======


                 Operating expenses during the Current Quarter and Current Period were comparable to the prior year comparable period amounts.

                 Other income increased during the Current Quarter and Current Period, compared to the prior year periods, primarily due to realized and unrealized gains totaling $1.0 million and $2.2 million recognized during Current Quarter and Current Period, respectively, on certain equity securities.

                 During fiscal year 1994, the Venezuelan bolivar devalued by approximately 75%, as compared to the U.S. dollar, due to the deterioration in that country's economic condition. During June 1994, the Venezuelan government imposed exchange rate control policies and an official fixed exchange rate of 170 bolivars to the U.S. dollar. As a result of the devaluation, the Company recorded translation losses totaling $1.5 million during fiscal year 1994. Subsequent to the June 1994 establishment of the official fixed exchange rate, the Company has reduced its bolivar net monetary asset exposure. However, if the Venezuela government allows the bolivar to "float" relative to the U.S. dollar, or revises the official fixed exchange rate, the Company could incur additional translation losses.

                 The income tax provision increased during the Current Quarter and Current Period due to higher foreign taxes, primarily in Canada and Venezuela.

LIQUIDITY AND CAPITAL RESOURCES


                 Net cash provided by operating activities totaled $27.4 million during the current year six month period compared to $27.0 million during the prior year comparable period. During the current and prior six month periods, net income as adjusted for non-cash items such as depreciation, was partially offset by the negative impact on cash from changes in the Company's working capital accounts.

                 Net cash used for investing activities totaled $32.7 million during the current year six month period compared to $28.7 million during the prior year period. Capital expenditures and cash paid for the acquisition of Delta Drilling Company represented the primary use of cash during the current year period, partially offset by maturities and sales of marketable securities. During the prior year period, capital expenditures and the purchase of marketable securities represented the primary uses of cash.

                 Financing activities used cash totaling $3.1 million during the current year six month period compared to $1.0 million during the prior year period. Cash used during the current year period resulted from scheduled principal payments on long-term obligations, partially offset by cash provided by short-term borrowings. In the prior year period, net cash was used for scheduled principal payments on long-term obligations and a reduction in short-term borrowings. These uses of cash were partially offset in the prior year period, however, by cash provided by common stock transactions.

                 The Company's cash and cash equivalents and short-term investments totaled $16.0 million as of March 31, 1995. In addition, the Company had long-term investments of $11.5 million as of March 31, 1995. The Company currently has credit facility arrangements with a number of banks totaling $49.8 million. These credit facilities are limited at any given time to receivables of certain of the Company's subsidiaries. As of March 31, 1995, remaining availability, after borrowings on the facilities and outstanding letters of credit, totaled approximately $25.8 million.

                 As of March 31, 1995, the Company had capital expenditure commitments totaling approximately $15.9 million.

                 The current cash, short-term investments in marketable securities and credit facility position, and the projected cash flow generated from current operations is expected to adequately finance the Company's non-discretionary capital and debt service requirements for the next twelve months.


OTHER MATTERS


                 The Company's financial condition and results of operations are dependent upon the level of spending by oil and gas companies for exploration, development and production activities. Therefore, a sustained increase or decrease in the price of oil or natural gas, which could have a material impact on exploration, development and production activities, could materially affect the Company's financial condition and results of operations. Generally, a sustained change in the price of oil would have a greater impact on the Company's Alaska and International operations, while a sustained change in the price of natural gas would have a greater impact on the US Lower 48 and Canada, and Sundowner operations.

PART II  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the 1995 Annual Meeting of Shareholders held on March 7, 1995, 74,765,789 shares were present in person and by proxy, constituting 89% of the outstanding common stock of the Company entitled to vote. The only matter voted upon at the Annual Meeting was the election of directors.

         Election of Directors. Two individuals were elected to the Board of Directors of the Company as Class I directors to serve for a three year term, until 1998. The name of the directors are as follows:

         Hans W. Schmidt:
           Votes Cast in Favor                       74,458,688
           Votes Withheld                               307,101


         Richard A. Stratton:
           Votes Cast in Favor                       74,367,414
           Votes Withheld                               398,375

         The Class II directors whose terms of office as a director continued after the meeting and whose terms expire in 1996 are as follows:

         Anthony G. Petrello
         Myron M. Sheinfeld
         Martin J. Whitman

         The Class III directors whose terms of office as a director continued after the meeting and whose terms expire in 1997 are as follows:

         Gary T. Hurford
         Eugene M. Isenberg
         Jack Wexler


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                (b)      Reports on Form 8-K

                 No reports on Form 8-K were filed during the three months ended March 31, 1995.

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

Dated:  May 15, 1995