Form 10-Q
period 1995-06-30
NABORS INDUSTRIES INC
filed 1995-08-14
CIK 798943

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  JUNE 30, 1995

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period                       to
                          ---------------------    ------------------------
Commission file number  1-9245

                           NABORS INDUSTRIES, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           DELAWARE                                     93-0711613
-------------------------------                      ----------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

            515 W. GREENS ROAD, SUITE 1200, HOUSTON, TEXAS  77067
            -----------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 713-874-0035
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


   -------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if change since last report)

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

        Number of shares of common stock outstanding as of July 31, 1995 totaled 84,102,772.

                            NABORS INDUSTRIES, INC.


                                     INDEX

                                                                                      Page No.
                                                                                      --------
 PART I   FINANCIAL INFORMATION


     Item 1. Financial Statements


               Condensed Consolidated Balance Sheets at June
               30, 1995 and September 30, 1994                                           2


               Condensed Consolidated Statements of
               Operations and Retained Earnings for the
               Three Months and Nine Months Ended June 30,
               1995 and 1994                                                             3

               Condensed Consolidated Statements of Cash Flows for the
               Nine Months Ended June 30, 1995 and 1994                                  4

               Notes to Condensed Consolidated Financial Statements                    5-6

     Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                                             7-11

 PART II   OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K                                           12

     Signatures                                                                         12

PART I   FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                   NABORS INDUSTRIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                           (Unaudited)
                                                                                June 30,               September 30,
                                                                                  1995                     1994
                                                                                --------                  --------
ASSETS
Current assets:
   Cash and cash equivalents                                                    $ 15,464                 $ 22,563
   Marketable securities                                                           2,288                   22,669
   Accounts receivable, net                                                      126,387                  102,069
   Rig inventory and supplies                                                     16,400                   15,029
   Prepaid expenses and other current assets                                      27,483                   15,745
                                                                                --------                 --------
          Total current assets                                                   188,022                  178,075
Property, plant and equipment, net                                               349,366                  283,141
Marketable securities                                                             10,569                   20,266
Other long-term assets                                                             9,371                    8,791
                                                                                --------                 --------
           Total assets                                                         $557,328                 $490,273
                                                                                ========                 ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term obligations                                     $ 11,688                 $ 16,536
   Short-term borrowings                                                          25,526                    6,502
   Trade accounts payable                                                         43,941                   34,190
   Accrued liabilities                                                            52,924                   40,220
   Income taxes payable                                                            4,118                    2,379
                                                                                --------                 --------
           Total current liabilities                                             138,197                   99,827
Long-term obligations                                                             53,680                   61,879
Other long-term liabilities                                                        7,846                    8,251
Deferred income taxes                                                              4,988                    2,892
                                                                                --------                 --------
           Total liabilities                                                     204,711                  172,849
                                                                                --------                 --------
Commitments and contingencies

Stockholders' equity:
   Preferred stock, par value $.10 per share:
      Authorized 10,000 shares; none issued or outstanding                             -                        -
      Capital stock, par value $.10 per share:
         Authorized common shares 200,000;
           issued and outstanding 84,858 and 84,380                                8,486                    8,438
      Authorized Class B shares 8,000, none issued or outstanding                      -                        -
      Capital in excess of par value                                             229,771                  218,319
      Cumulative translation adjustment                                           (2,918)                  (2,748)
      Net unrealized (loss) gain on marketable securities                            (67)                   1,345
      Retained earnings since May 1, 1988                                        122,139                   95,165
      Less treasury stock, at cost, 755 and 505 common shares                     (4,794)                  (3,095)
                                                                                --------                 --------
           Total stockholders' equity                                            352,617                  317,424
                                                                                --------                 --------
           Total liabilities and stockholders' equity                           $557,328                 $490,273
                                                                                ========                 ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND RETAINED EARNINGS
        FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 1995 AND 1994
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                               (Unaudited)
                                                          Three Months                           Nine Months
                                                    ---------------------------           ---------------------------
                                                       1995              1994              1995               1994
                                                    --------           --------           --------           --------
 Revenues                                           $152,673           $111,387           $422,010           $363,896
                                                    --------           --------           --------           --------
 Operating expenses:
    Direct costs                                     115,883             84,110            318,453            277,933
    General and administrative expenses               12,808             11,528             37,421             35,391
    Depreciation and amortization                      8,850              6,324             23,186             19,706
    Provision for reduction in carrying value
      of assets                                            -             29,686                  -             29,686
                                                    --------           --------           --------           --------
         Operating expenses                          137,541            131,648            379,060            362,716
                                                    --------           --------           --------           --------

 Operating income (loss)                              15,132            (20,261)            42,950              1,180
                                                    --------           --------           --------           --------

 Other income (expense):
    Interest expense                                  (2,049)            (1,769)            (6,143)            (6,155)
    Interest income                                      292                594              1,142              1,735
    Gain on sales of long-term assets                    566                207              1,311              1,871
    Other income (expense), net                          253               (411)             2,932               (585)
                                                    --------           --------           --------           --------
        Other expense                                   (938)            (1,379)              (758)            (3,134)
                                                    --------           --------           --------           --------

 Income (loss) before income taxes                    14,194            (21,640)            42,192             (1,954)

 Income taxes                                          1,149              1,266              5,790              3,652
                                                    --------           --------           --------           --------

 Net income (loss)                                    13,045            (22,906)            36,402             (5,606)

 Reclassification of pre-quasi-
   reorganization tax benefit                         (3,000)            (2,019)            (9,428)            (4,844)

 Retained earnings, beginning of period              112,094            108,290             95,165             93,815
                                                    --------           --------           --------           --------
 Retained earnings, end of period                   $122,139           $ 83,365           $122,139           $ 83,365
                                                    ========           ========           ========           ========
 Earnings (loss) per share:
      Primary                                       $   0.15           $  (0.27)          $   0.42           $  (0.07)
                                                    --------           --------           --------           --------
      Fully Diluted                                 $   0.15           $  (0.27)          $   0.41           $  (0.07)
                                                    --------           --------           --------           --------
 Weighted average number of shares outstanding:
      Primary                                         88,889             83,634             87,412             82,558
                                                    --------           --------           --------           --------
      Fully Diluted                                   89,539             83,634             89,446             82,558
                                                    --------           --------           --------           --------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 1995 AND 1994
                                 (IN THOUSANDS)

                                                                                              (Unaudited)
                                                                                      1995                    1994
                                                                                    --------                ---------
 Net cash provided by operating activities                                          $ 44,281                $  48,632
                                                                                    --------                ---------
 Cash flows from investing activities:
    Purchases of marketable securities                                                (8,491)                 (53,063)
    Maturities of marketable securities                                               22,328                        -
    Sales of marketable securities                                                    12,812                        -
    Payments received on investment in sales-type
       leases and notes receivable                                                        59                      207
    Cash paid for acquisition, net                                                   (20,000)                       -
    Capital expenditures                                                             (67,419)                 (50,381)
    Proceeds from sales of long-term assets                                            3,666                    3,117
                                                                                    --------                ---------
 Net cash used for investing activities                                              (57,045)                (100,120)
                                                                                    --------                ---------
 Cash flows from financing activities:
    Decrease (increase) in restricted cash                                               295                      (43)
    Decrease in long-term borrowings, net                                            (13,047)                 (18,448)
    Increase (decrease) in short-term borrowings, net                                 19,024                   (2,387)
    Common and treasury stock transactions                                              (607)                  24,666
                                                                                    --------                ---------
 Net cash provided by financing activities                                             5,665                    3,788
                                                                                    --------                ---------
 Net decrease in cash and cash equivalents                                            (7,099)                 (47,700)
 Cash and cash equivalents, beginning of period                                       22,563                   63,052
                                                                                    --------                ---------
 Cash and cash equivalents, end of period                                           $ 15,464                $  15,352
                                                                                    ========                =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1  INTERIM FINANCIAL INFORMATION

        The unaudited condensed consolidated financial statements of Nabors Industries, Inc. (the "Company" or "Nabors") are prepared in conformity with generally accepted accounting principles, but do not purport to be a complete presentation inasmuch as all note disclosures required are not included. Reference is made to the Company's 1994 Annual Report on Form 10-K for additional note disclosures.

        In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 1995 and the results of its operations and its cash flows for the respective periods ended June 30, 1995 and 1994. Interim results for the nine months ended June 30, 1995 are not necessarily indicative of results which will be realized for the full year ending September 30, 1995.

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

        Operating results of the separate companies for the three months and nine months ended June 30, 1994 are as follows:


                                               Three Months                    Nine Months
                                        --------------------------        ----------------------
                                         Revenues       Net Income        Revenues    Net Income
                                        ---------        --------        ---------    ----------
 Nabors                                 $  96,878        $(24,144)        $318,003      $(8,596)
 Sundowner                                 14,509           1,100           45,893        2,576
 Deferred income tax adjustment                 -             138              -            414
                                        ---------        --------         --------      -------
                                        $ 111,387        $(22,906)        $363,896      $(5,606)
                                        =========        ========         ========      =======

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

NOTE 3  MARKETABLE SECURITIES

        During December 1994, the Company reclassified certain investments in equity securities, previously classified as available-for-sale, to trading securities as a result of a tender offer for the Company's investment, which the Company accepted in April 1995. During May 1995, the Company received a combination of shares, warrants and cash in settlement of the tender offer. As a result of this reclassification and sale of certain of these securities during the second quarter, the Company has recorded a gain in other income totaling $.2 million and $2.5 million during the three month and nine month periods ended June 30, 1995, respectively.


NOTE 4  CAPITAL STOCK

        During the nine month period ended June 30, 1995, 346,700 options were exercised at prices ranging from $1.07 to $6.375 per share. In addition, 129,268 common shares were issued upon vesting under a stock award plan.

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

ITEM 2.
                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THIRD QUARTER AND FIRST NINE MONTHS OF FISCAL 1995 COMPARED TO THIRD QUARTER AND FIRST NINE MONTHS OF FISCAL 1994

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

        Company revenues for the third quarter of fiscal 1995 ("Current Quarter") and first nine months of fiscal 1995 ("Current Period") totaled $152.7 million and $422.0 million, respectively, representing a 37% and 16% increase over the prior year comparable period amounts. Operating income during the Current Quarter and Current Period totaled $15.1 million and $43.0 million, respectively, compared to an operating loss of $20.3 million and operating income of $1.2 million, respectively, during the prior year. Net income totaled $13.0 million ($.15 per share) and $36.4 million ($.41 per share) during the Current Quarter and Current Period, respectively, compared to a net loss of $22.9 million ($.27 per share) and $5.6 million ($.07 per share), respectively, during the prior year. The operating loss, operating income and net loss amounts during the prior year comparable periods included a $29.7 million charge ($.36 per share) representing a provision for reduction in carrying value of assets. The assets effected by the reduction in carrying values were primarily the Company's Yemen logistical assets and inventory. The provision also included estimates of facility closure costs in certain international areas, including Yemen.

        The increase in revenues for the Current Quarter was attributable to higher revenues for the Alaska, US Lower 48 and Canada, International, and Sundowner operations. For the Current Period, the increase in revenues was attributable to higher revenues for the Alaska, and US Lower 48 and Canada operations, partially offset by decreased revenues for the Company's International and UK North Sea operations. Operating income increases for the Current Quarter and Current Period were primarily attributable to the improved performance of the Company's Alaska, US Lower 48 and Canada, International, and Sundowner operations, partially offset by a decrease in operating income for the UK North Sea operations.

        The following table sets forth financial information with respect to the Company and its subsidiaries on a consolidated basis by geographical area for the periods indicated:


                                       Third Quarter                                     First Nine Months
                    -------------------------------------------------   --------------------------------------------------
                                                          Favorable                                            Favorable
                                                        (Unfavorable)                                        (Unfavorable)
                         1995              1994           Variance           1995              1994            Variance
                    ---------------   ---------------   -------------   ---------------   ---------------   --------------
Revenues:
  Alaska            $ 22,762    15%   $ 18,075    16%   $ 4,687   26%   $ 63,075    15%   $ 51,964    14%   $11,111    21%
  US Lower 48
    and Canada        73,488    48%     44,505    40%    28,983   65%    203,760    48%    148,854    41%    54,906    37%
  International       28,611    19%     21,768    20%     6,843   31%     74,019    18%     77,908    21%    (3,889)   (5%)
  Sundowner           15,681    10%     14,509    13%     1,172    8%     46,293    11%     45,893    13%       400     1%
  UK North Sea        12,131     8%     12,530    11%      (399)  (3%)    34,863     8%     39,277    11%    (4,414)  (11%)
                    --------   ----   --------   ----   -------   ---   --------   ----   --------   ----   -------   ----
                    $152,673   100%   $111,387   100%   $41,286   37%   $422,010   100%   $363,896   100%   $58,114    16%
                    ========   ====   ========   ====   =======   ===   ========   ====   ========   ====   =======   ====

                                       Third Quarter                                       First Nine Months
                    -------------------------------------------------      --------------------------------------------------
                                                          Favorable                                              Favorable
                                                        (Unfavorable)                                          (Unfavorable)
                         1995              1994           Variance             1995              1994            Variance
                    ---------------  ---------------   --------------     --------------   --------------   -----------------
Operating income:
  Alaska            $ 2,992    16%   $  2,805    17%   $   187     7%     $10,488    20%   $ 8,455    80%   $  2,033      24%
  US Lower 48 and
    Canada            7,208    39%      3,855    23%     3,353    87%      20,443    40%    16,084   153%      4,359      27%
  International       5,176    28%    (27,083) (162%)   32,259    N/A      12,010    23%   (24,058) (228%)    36,068      N/A
  Sundowner           2,162    12%      1,825    11%       337    18%       6,429    12%     5,275    50%      1,154      22%
  UK North Sea          917     5%      1,891    11%      (974)  (52%)      2,667     5%     4,756    45%     (2,089)    (44%)
                    -------   ----   --------   ----   -------   ----     -------   ----   -------   ----   --------   ------
                     18,455   100%    (16,707)  100%    35,162    N/A      52,037   100%    10,512   100%     41,525     395%
  Corporate
    expenses         (3,323)           (3,554)            231      6%      (9,087)          (9,332)              245       3%
                    -------           --------         -------   ----     -------           -------          --------  ------
                    $15,132          $(20,261)         $35,393    N/A     $42,950          $ 1,180          $ 41,770   3,540%
                    -------          --------          -------   ----     -------          -------          --------   ------

                                       Third Quarter                                 First Nine Months
                      -----------------------------------------------    --------------------------------------------
                                1995                    1994                    1995                   1994
                      -----------------------   ---------------------    --------------------------------------------
                         Rig         Rig          Rig        Rig          Rig        Rig          Rig        Rig
                        Years     Utilization    Years    Utilization    Years    Utilization    Years    Utilization
                      --------    -----------    -----    -----------    -----    -----------    -----    -----------
Rig activity:
  Alaska                  7.6         69%          4.1        35%          6.8        62%          4.1        35%
  US Lower 48 and
    Canada              112.1         51%         77.9        41%        108.2        51%         82.4        44%
  International:
    Rig                  26.8         66%         19.0        56%         24.1        61%         22.5        62%
    Labor                 4.0        100%          4.0       100%          4.0       100%          3.8       100%
  Sundowner              16.5         75%         14.5        79%         16.1        72%         14.7        79%
  UK North Sea:
    Rig                   N/A         N/A          N/A        N/A          N/A        N/A          1.0       100%
    Labor                 9.0        100%          7.0       100%          7.9       100%          6.0       100%
                       ------       -----       ------      -----       ------      -----        -----      -----
                        176.0         58%        126.5        48%        167.1        56%        134.5        51%
                       ------       -----       ------      -----       ------      -----        -----      -----


        Alaska revenues totaled $22.8 million and $63.1 million during the Current Quarter and Current Period, respectively, representing a 26% and 21% increase over the prior year comparable period amounts. Drilling revenues increased during the current year periods as equivalent rig years during the Current Quarter and Current Period totaled 7.6 and 6.8 years, respectively, compared to 4.1 years during the comparable prior year periods. Additionally, Peak Oilfield revenues increased during the Current Period due to increased overall activity.

        US Lower 48 and Canada revenues totaled $73.5 million and $203.8 million during the Current Quarter and Current Period, respectively, representing a 65% and 37% increase over the prior year comparable period amounts. US Lower 48 and Canada equivalent rig years during the Current Quarter and Current Period totaled 112.1 and 108.2 years, respectively, compared to 77.9 and 82.4 years during the comparable prior year periods. The increase in equivalent rig years for the US Lower 48 was primarily attributable to the addition of the Delta Drilling Company rigs, acquired in January 1995, and the Mitchell Energy Development Corp. rigs, acquired in April 1994. The Company's increasing market share, resulting from incremental activity under various customer alliance relationships, as well as a broadening customer base, further contributed to this increase. This increase in activity occurred despite lower natural gas prices in the US and an overall decline in the Baker Hughes US land rig count. Canadian utilization reached a record level but declined late in the second quarter with the arrival of the spring thaw and an overall decline in activity due to lower natural gas prices.















        International revenues totaled $28.6 million and $74.0 million during the Current Quarter and Current Period, respectively, representing a 31% increase for the Current Quarter and a 5% decrease for the Current Period as compared to the prior year comparable period amounts. The increase in revenues during the Current Quarter was primarily attributable to increased revenues for the Company's Venezuela operations. The decrease in revenues for the Current Period was primarily attributable to decreased logistical and drilling activity in Yemen, due to political turmoil and diminished exploration prospects, and decreased revenues in Russia, due to the loss of the contract there. Partially offsetting the lower activity in Yemen and Russia, was the increased activity for the Company's Venezuela operations. Venezuela revenues represented approximately 41% and 43% of total International revenues during the Current Quarter and Current Period, respectively. Equivalent International rig years, excluding labor contracts, totaled 26.8 years and 24.1 years during the Current Quarter and Current Period, respectively, compared to 19.0 and 22.5 years during the comparable prior year periods. Labor contracts totaled 4.0 years during the Current Quarter and Current Period as compared to 4.0 and 3.8 years during the comparable prior year periods.

        Sundowner revenues totaled $15.7 million and $46.3 million during the Current Quarter and Current Period, respectively, representing an increase of 8% and 1% compared to the prior year comparable period amounts. Revenues for the Gulf of Mexico operations increased by $2.8 million, or 23%, and $2.1 million, or 5%, during the Current Quarter and Current Period, respectively. The increase in Gulf of Mexico revenues was primarily attributable to an increase in rig years for the Company's platform workover rigs as a result of the newly constructed Super Sundowner XIV and Super Sundowner XV rigs, which commenced operations during July 1994 and February 1995, respectively. Platform workover rig years in the Gulf of Mexico totaled 9.2 and 8.3 years during the Current Quarter and Current Period, respectively, as compared to 6.0 and 5.7 years during the prior year comparable periods. The increase in platform workover rig revenues was partially offset during the Current Period by lower plugging and abandonment revenues. International operation revenues decreased by $1.6 million, or 71%, and $1.7 million, or 26%, during the Current Quarter and Current Period, respectively. Decreased international revenues resulted primarily from the loss of a contract in Australia during September 1994. This platform workover rig returned to work in the Gulf of Mexico during May 1995.

        UK North Sea revenues totaled $12.1 million and $34.9 million during the Current Quarter and Current Period, respectively, representing a decrease of 3% and 11% compared to the prior year comparable period amounts. Total equivalent rig years, including labor contracts, totaled 9.0 and 7.9 years during the Current Quarter and Current Period, respectively, compared to 7.0 years during the comparable prior year periods. The decrease in revenues resulted from reduced incentive contracts, partially offset by an increase in equivalent rig years resulting from the award of two new labor contracts during March 1995.

        The following table sets forth selected consolidated financial information of the Company expressed as a percentage of total operating revenues for the periods indicated:


                                                    Third Quarter                  First Nine Months
                                                ----------------------          ----------------------
                                                 1995            1994            1995            1994
                                                ------          ------          ------          ------
Revenues                                        100.0%          100.0%          100.0%          100.0%
                                                ------          ------          ------          ------
Operating expenses:
  Direct costs                                   75.9%           75.5%           75.5%           76.4%
  General and administrative expenses             8.4%           10.3%            8.8%            9.7%
  Depreciation and amoritization                  5.8%            5.7%            5.5%            5.4%
  Provision for reduction in carrying value
    of assets                                      -             26.7%             -              8.2%
                                                ------          ------          ------          ------
      Operating expenses                         90.1%          118.2%           89.8%           99.7%
                                                ------          ------          ------          ------
Operating income (loss)                           9.9%          (18.2%)          10.2%            0.3%
                                                ------          ------          ------          ------
Other income (expense):
  Interest expense                               (1.4%)          (1.5%)          (1.5%)          (1.7%)
  Interest income                                 0.2%            0.5%            0.3%            0.5%
  Gain on sales of long-term assets               0.4%            0.2%            0.3%            0.5%
  Other income (expense), net                     0.2%           (0.4%)           0.7%           (0.1%)
                                                ------          ------          ------          ------
    Other expense                                (0.6%)          (1.2%)          (0.2%)          (0.8%)
                                                ------          ------          ------          ------
Income (loss) before income taxes                 9.3%          (19.4%)          10.0%           (0.5%)
Income taxes                                      0.8%            1.1%            1.4%            1.0%
                                                ------          ------          ------          ------
Net income (loss)                                 8.5%          (20.5%)           8.6%           (1.5%)
                                                ======          ======          ======          ======


        Direct costs and depreciation and amortization during the Current Quarter and Current Period were comparable to the prior year comparable period amounts. Selling, general and administrative expenses as a percentage of revenues decreased during the Current Quarter and Current Period due to the effect of prior year cost reduction measures for the Company's International operations, primarily in the Middle East, and as a result of the increase in revenues for the US Lower 48 operations, as these expenses were spread over a larger revenue base. The Company recorded a $29.7 million provision for reduction in carrying value of assets during the third quarter of fiscal year 1994.

        Other income increased during the Current Quarter and Current Period, compared to the prior year periods, primarily due to realized and unrealized gains totaling $.2 million and $2.5 million recognized during Current Quarter and Current Period, respectively, on certain equity securities. In addition, higher foreign currency translation losses were recorded during the prior year periods, due primarily to the significant devaluation of the Venezuelan bolivar.

        During fiscal year 1994, the Venezuelan bolivar devalued by approximately 75%, as compared to the US dollar, due to the deterioration in that country's economic condition. During June 1994, the Venezuelan government imposed exchange rate control policies and an official fixed exchange rate of 170 bolivars to the US dollar. As a result of the devaluation, the Company recorded translation losses totaling $1.5 million during fiscal year 1994. Subsequent to the June 1994 establishment of the official fixed exchange rate, the Company has reduced its bolivar net monetary asset exposure. However, if the Venezuela government allows the bolivar to "float" relative to the US dollar, or revises the official fixed exchange rate, the Company could incur additional translation losses.

        The income tax provision increased during the Current Period due to higher foreign taxes in Canada and Venezuela.

LIQUIDITY AND CAPITAL RESOURCES

        Cash and cash equivalents decreased by $7.1 million during the Current Period compared to a decrease of $47.7 million during the prior year comparable period.

        Net cash provided by operating activities totaled $44.3 million during the Current Period compared to $48.6 million during the prior year comparable period. During the Current Period and prior year comparable period, net income and net loss, respectively, as adjusted for non-cash items such as depreciation, was partially offset by the negative impact on cash from changes in the Company's working capital accounts. Also during the prior year period, the net loss was adjusted for the provision for reduction in carrying value of assets, a non-cash item.

        Net cash used for investing activities totaled $57.0 million during the Current Period compared to $100.1 million during the prior year comparable period. Capital expenditures and cash paid for the acquisition of Delta Drilling Company represented the primary use of cash during the Current Period, partially offset by maturities and sales of marketable securities. During the prior year comparable period, capital expenditures and the purchase of marketable securities represented the primary uses of cash.

        Financing activities provided cash totaling $5.7 million during the Current Period compared to $3.8 million during the prior year comparable period. Cash provided during the Current Period resulted from cash provided by short-term borrowings, partially offset by scheduled principal payments on long-term obligations. In the prior year period, cash provided by common and treasury stock transactions was partially offset by net cash used for scheduled principal payments on long-term obligations and a reduction in short-term borrowings.

        The Company's cash and cash equivalents and short-term investments totaled $17.8 million as of June 30, 1995. In addition, the Company had long-term investments of $10.6 million as of June 30, 1995. The Company currently has credit facility arrangements with a number of banks totaling $47.6 million. These credit facilities are limited at any given time to receivables of certain of the Company's subsidiaries. As of June 30, 1995, remaining availability, after borrowings on the facilities and outstanding letters of credit, totaled approximately $17.1 million.

        As of June 30, 1995, the Company had capital expenditure commitments totaling approximately $21.5 million.

        The current cash and cash equivalents, short-term investments, credit facility position, and projected cash flow generated from current operations is expected to adequately finance the Company's non-discretionary capital and debt service requirements for the next twelve months.

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

PART II  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

            (A)  EXHIBITS

                 10.1 Employment Agreement effective October 1, 1994 between Nabors Industries, Inc. and Eugene M. Isenberg.

                 10.2 Employment Agreement effective October 1, 1994 between Nabors Industries, Inc. and Anthony G. Petrello.

            (B)  REPORTS ON FORM 8-K

            No reports on Form 8-K were filed during the three months ended June 30, 1995.


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

                                     NABORS INDUSTRIES, INC.


                                     Anthony G. Petrello
                                     President and Chief Operating Officer



                                     Bruce P. Koch
                                     Corporate Controller

Dated:  August 14, 1995

                              INDEX TO  EXHIBITS

                 10.1 Employment Agreement effective October 1, 1994 between Nabors Industries, Inc. and Eugene M. Isenberg.

                 10.2 Employment Agreement effective October 1, 1994 between Nabors Industries, Inc. and Anthony G. Petrello.

                 27       Financial Data Schedule