Form 10-K405
period 1995-09-30
NABORS INDUSTRIES INC
filed 1995-12-29
CIK 798943

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             _____________________

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1995        COMMISSION FILE NO.: 1-9245


                            NABORS INDUSTRIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                                    93-0711613
         (JURISDICTION OF INCORPORATION)                      (I.R.S. EMPLOYER
                                                             IDENTIFICATION NO.)

           515 WEST GREENS ROAD, SUITE 1200
                     HOUSTON, TEXAS                                 77067
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)

                                 (713) 874-0035
               (REGISTRANT'S TELEPHONE NUMBER, INCLUDE AREA CODE)


          SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:

                                                       NAME OF EACH
           TITLE OF EACH CLASS                 EXCHANGE ON WHICH REGISTERED

COMMON STOCK, $.10 PAR VALUE, PER SHARE        AMERICAN STOCK EXCHANGE, INC.

         INDICATE BY CHECK MARK WHETHER REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                         YES   X                   NO
                             -----                    -----

         INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K.

                                   [ X ]

         THE AGGREGATE MARKET VALUE ON NOVEMBER 30, 1995 OF VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS APPROXIMATELY $669 MILLION.

         THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF NOVEMBER 30, 1995 WAS 84,336,440.


                      DOCUMENTS INCORPORATED BY REFERENCE
                        (TO THE EXTENT INDICATED HEREIN)

               SPECIFIED PORTIONS OF THE 1995 ANNUAL REPORT TO
     STOCKHOLDERS  (PARTS I AND II) SPECIFIED PORTIONS OF THE NOTICE OF
       ANNUAL MEETING OF STOCKHOLDERS AND PROXY STATEMENT  (PART III)

                                     PART I

ITEM 1.          BUSINESS

OVERVIEW

Nabors Industries, Inc. (collectively with its subsidiaries, "Nabors" or the "Company") is the largest land drilling contractor in the world. The Company, which was incorporated in Delaware in 1978, has principally been engaged in oil, gas and geothermal land drilling operations in Alaska, the US Lower 48 states and Canada, and internationally in the Middle East, the Far East, the CIS, North and West Africa and South and Central America. Nabors also provides offshore drilling services in the UK North Sea, the Gulf of Mexico, Alaska's Cook Inlet, and the Middle East, as well as drilling and workover barge rigs on the US Gulf Coast. A Nabors subsidiary, Sundowner Offshore Services, Inc. ("Sundowner") provides offshore well servicing and workover services in the Gulf of Mexico and several international markets. The Company also provides oilfield management, engineering, transportation, construction, maintenance and other support services in selected domestic and international markets. The Company's Canrig subsidiary manufacturers top drives for a broad range of drilling rig applications.

BUSINESS STRATEGY

Since the current management group began directing the Company in 1987, the Company's primary business strategy has been to develop a group of profitable, synergistic and growth oriented business units in geographically diversified areas, where the Company can achieve profitability through critical mass and a sustainable competitive advantage. This strategy has been implemented through strategic acquisitions and internal growth in existing and new markets. The primary business strategy has also been advanced by entering into strategic alliances with customers and by providing integrated drilling and engineering services responsive to customer needs.

EXPANSION BY ACQUISITIONS

Since 1988, through acquisition of other drilling companies, asset purchases and internal expansion, the Company has grown from a business centered principally in Canada and Alaska, to an international company operating in many of the major oil, gas and geothermal markets in the world. In 1988, Nabors rig fleet consisted of 44 land drilling rigs. In 1995, following the acquisition of Delta Drilling, the active Nabors-owned rig fleet consists of 265 land drilling rigs and 32 offshore rigs. The significant acquisitions by the Company are described below.

In November 1988, the Company acquired the Westburne Group of Companies, an international drilling contractor with land drilling operations in the Middle East, as well as in North Africa, Southeast Asia, the Far East, Australia and Canada. Westburne also operated platform drilling rigs in the UK North Sea. The acquisition of Westburne and its 24 land drilling rigs and two North Sea labor contracts, provided the Company with its initial entry into drilling markets outside North America.

In March 1990, the Company acquired Loffland Brothers Company ("Loffland"). Loffland had been a leader in the domestic and international drilling industry for over 80 years. This acquisition added 63 rigs, significantly expanded the Company's presence in the North Sea, Middle East and Canada and added major new markets, including the US Lower 48 states, Venezuela and the Gulf of Mexico.

In November 1990, the Company acquired Henley Drilling Company ("Henley"), a subsidiary of Hunt Oil Company. Henley owned and operated 11 rigs in Texas, Louisiana and the Republic of Yemen.

In June 1993, the Company acquired substantially all of the assets of Grace Drilling Company ("Grace") which was the largest land driller in the United States. In this acquisition, the Company acquired 167 drilling rigs located in virtually every significant domestic land drilling market. This acquisition significantly expanded the capabilities of the Company in the US Lower 48 states and Alaska markets and has provided a supply of component parts to reduce capital expenditure costs.

Also in 1993, the Company acquired the assets of Alaska United Drilling which operated in Alaska. The addition of the Alaska United rigs plus the addition of three former Grace rigs operating in the Cook Inlet area of South Central Alaska further strengthened the Company's operations in the Alaskan market.

In April 1994, the Company acquired 16 drilling rigs from MND Drilling, a subsidiary of Mitchell Energy.

In October 1994, the Company acquired Sundowner Offshore Services, Inc. ("Sundowner"), a leader in the offshore well servicing and workover markets. The Sundowner fleet includes 15 platform rigs plus one rig under construction, five jackup workover rigs and three workover and plug and abandonment barge rigs. An additional platform rig is under construction and is scheduled for deployment in the fiscal second quarter. The addition of Sundowner will allow the Company to expand into what the Company believes will be significant markets in the coming years.

Throughout 1994, the Company acquired eight additional mobile, medium depth rigs from various other sources.

In January 1995, the Company acquired all of the stock of Delta Drilling Company ("Delta"). In acquiring Delta, which operated primarily in Texas and Louisiana, Nabors added 29 land drilling rigs to its fleet.

ALLIANCES, INTEGRATED DRILLING SERVICES AND ENGINEERING.

An increasing number of customers have been seeking to benefit from exploration and development drilling programs by establishing continuing relationships or alliances with a smaller number of preferred drilling contractors. These alliances can result in long term work and increased profitability for drilling contractors that are selected as partners in the alliance. The Company has been selected by operators as alliance partners in Alaska, the US Lower 48 states, Canada, the UK North Sea and West Africa. The Company will continue to pursue opportunities for alliances with customers in all of the markets in which it operates.

The Company's ability to provide additional drilling-related services and management of drill site activities for its customers is also a factor in the Company's growth. As major oil and gas companies reduce the number of service contractors at a drill site, they have been requesting that the contractors provide additional drilling-related services and management that had previously been provided by the customers themselves, or by other contractors.
Contractors that have been able to adapt to this expanded role have the potential to achieve enhanced financial returns in consideration for providing these additional services. The ability of the Company to provide these services in Alaska, Canada, the US Lower 48 states, the Middle East, the CIS, Venezuela and the UK has played a role in its growth. As with alliances, the Company will continue to seek opportunities to capitalize on its ability to provide a wide range of services to its customers in addition to drilling.

Another factor in the growth of the Company has been its ability to provide innovative quality engineering and technical support for its drilling and oilfield support operations. The Company provides engineering services to all of its subsidiaries and to its worldwide customers from its Houston based engineering groups. Nabors also provides platform engineering and other integrated services to its customers in the North Sea from its Aberdeen engineering group.

MARKETS

ALASKA

Nabors is the leading drilling contractor in Alaska where it owns eight Arctic land drilling and well service rigs on the North Slope and three land and one platform drilling rig in the Cook Inlet area of South Central Alaska. All of the North Slope rigs have been specifically designed to operate in severe arctic conditions and employ wheel mounted systems designed by Nabors to permit efficient moves from well to well and pad to pad and over ice or gravel roads. Three rigs are also self-propelled to further facilitate moves. Well service rigs have been designed with spacing capability that allows them to move between reduced well spacing on drilling pads without disrupting production.
In addition, Nabors' arctic rigs incorporate environmental protection features such as dry mud and fluid containment systems.

The partners of the largest North Slope oilfield, Prudhoe Bay, have restructured their internal relationship in order to optimize their financial and operational results. A major result of this structural change was the development of stronger, long-term relationships with fewer service companies. Early in 1992, Nabors Alaska was selected as the first service company to work in alliance with these operators. This alliance has resulted in significant cost reductions for the customers of the Company and has increased Nabors' market share in this significant market. In fiscal 1994, the scope of the alliance was expanded to include the Milne Point Unit.

The Company has a 50% interest in Peak Oilfield Services, a general partnership ("Peak"), with Cook Inlet Region, Inc., a leading Alaskan native corporation. Peak provides heavy equipment to move drilling rigs, water, other fluids and construction materials. Peak also provides road, pad, facilities, equipment, drill site and pipeline construction and maintenance. During this past year, Peak obtained a five year alliance contract to provide maintenance services for the Prudhoe Bay Unit. Peak has also been chosen to coordinate and supply drilling support transportation services. Peak has recently expanded its business by the acquisition of Alaska Interstate Construction, an Alaska based company with significant experience in Arctic road and site construction.

US LOWER 48 STATES AND CANADA

The Company currently markets approximately 190 land rigs, four platform rigs and two barge rigs in the US Lower 48 states market. Over 80 of the rigs are diesel electric SCR rigs, and 124 are capable of drilling to 15,000 feet or deeper. The four platform rigs in the US Gulf of Mexico are all rated to depths over 20,000 feet and have been extensively refurbished and upgraded with top drives and other modern equipment. In addition to oil and gas drilling, Nabors is also active in West Coast geothermal drilling.

The Company has a fleet of 20 rigs in Canada. Nine rigs in the fleet are diesel electric SCR rigs, six are equipped with top drives and all of the rigs in Nabors' Canadian fleet are capable of performing exploratory and development drilling under arctic and sub-arctic conditions.

INTERNATIONAL DRILLING

SOUTH AND CENTRAL AMERICA Nabors has been operating in Venezuela since 1946. The Company currently operates 16 land drilling rigs and provides crews for four rigs under labor contracts. Three of these rigs were redeployed from other areas of the world during fiscal year 1994 and seven rigs were redeployed during fiscal year 1995, in connection with long term contracts with two US based operators and Corpoven and Maraven which are affiliates of PDVSA, the government owned oil company. A new rig has recently been deployed to Colombia and has commenced operations under a contract with Ecopetrol, the national oil company of Colombia.

THE MIDDLE EAST In the Middle East, Nabors operates 18 land rigs, and one jackup rig. Of the 18 land rigs, 12 are in Yemen (including three water well rigs), three in Saudi Arabia, and three in other countries. The Company has recently been awarded three additional contracts in Saudi Arabia and will be redeploying rigs from Yemen and West Africa to fulfill these contracts. Since 1994, there has been a substantial downturn in drilling activities in Yemen and as of the end of the fiscal year, only four drilling rigs (including one water well rig) are in operation.

The Company has a sizable fleet of equipment in Yemen, including trucks, cranes, bulldozers and other construction and transportation equipment. The Company's logistics service operations in Yemen have had disappointing operating results and as a result, the operations in that country have been substantially reduced.

THE CIS In the CIS, the Company owns two rigs which have recently been relocated from Russia to Kazakhstan. A third rig which was deployed during fiscal year 1995 from the Middle East, has just completed a drilling and workover contract with an independent operator and is scheduled to begin a one year contract in the Republic of Georgia with another independent. In addition, the Company is a participant in a joint venture which will operate a rig in Kazakhstan.

FAR EAST In the Far East, the Company owns three deep rated, diesel electric SCR land rigs in Japan.

AFRICA   Nabors is currently operating one land rig on an integrated services contract in West Africa.  This contract will be concluded shortly.

NORTH SEA PLATFORM DRILLING

In the UK North Sea, Nabors has been providing offshore platform contract drilling and engineering services since the 1970's. The Company currently has contracts to provide labor for 11 platform drilling rigs. Nine of the contracts are provided under either an alliance or integrated services contract with the customer. In addition, the Company provides other services to its customer including wire-line operations, engineering, construction and maintenance services as well as general production maintenance.

OFFSHORE DRILLING WORKOVER AND WELL SERVICING

With the acquisition of Sundowner in October of 1994, the Company has expanded into the offshore workover and well servicing business in the US Gulf of Mexico as well as the CIS, Europe and West Africa. Sundowner operates a fleet of 24 rigs including 15 Sundowner and Super Sundowner platform rigs, five jackup workover rigs and three inland barge rigs. Six of the "Super Sundowner" and one of the Sundowner rigs are equipped with portable top drive units to enhance drilling efficiency in sidetrack and horizontal drilling operations. A subsidiary of Sundowner also provides plug and abandonment services on the Gulf Coast. Sundowner has developed a new generation of innovative Minimum Area Self Erecting (MASE) platform drilling rigs, certain elements of which are patented, that results in reduced drilling and workover costs. One of these MASE rigs is being deployed to Trinidad during the fiscal first quarter while a second rig is presently under construction and is expected to be operational during the third quarter of the fiscal year. The resources of the Company, combined with the Sundowner technology, will facilitate expansion into new markets throughout the world.

Additional information regarding markets in which the Company operates can be found on pages 9 - 18 of the Nabors Industries, Inc. 1995 Annual Report to Stockholders ("1995 Annual Report") and is incorporated herein by reference.

ENGINEERING DEVELOPMENTS

In recent years, Nabors has been increasingly involved in engineering research and development with respect to the commercialization of new drilling technology. A subsidiary of the Company participated in a joint project with a major oil company in connection with the design, construction and operation of a slim hole drilling rig, utilizing an advanced drilling process known as a Stratigraphic High Speed Advanced Drilling System. This small footprint, slim hole rig, which the Company now owns, is designed to enable operators to significantly cut the cost of exploration projects in remote and difficult drilling regions. The Company has built a second slim hole rig. Both slim hole rigs are now operational in Venezuela.

The Company's Canrig subsidiary manufactures and markets electric top drives. The Canrig top drive has been designed with enhanced safety and drilling efficiency features. This top drive design includes fixed and portable units and is being utilized in a broad range of land and offshore applications. The Company has also developed an automated slant rig, capable of drilling shallow or slim hole wells.

Through its acquisition of Sundowner, the Company owns the rights to proprietary designs and innovations which, when applied to the Company rigs, can substantially reduce the costs of drilling and working on offshore wells. These proprietary designs are being applied to a new generation of modular rigs specifically for drilling.

Company engineers have obtained new patents during the past year and have patent applications pending for new technology associated with drilling activities. Engineering activities in the UK include planning, structural, electrical and mechanical projects for existing and new platforms.

CUSTOMERS

The Company's customers include major oil and gas companies, foreign national oil and gas companies and independent oil and gas companies. No single customer provides as much as 10% of consolidated revenues.

INDUSTRY CONDITIONS, COMPETITION AND SEASONALITY

The Company's revenues and earnings are affected directly by the demand for contract drilling and related oilfield services. Demand is a function of the level of oil and gas exploration and development activity. The level of such activity is impacted by many factors over which the Company has no control, including among others, the market prices of oil and gas, the stability or volatility of such prices, levels of production, activities of the Organization of Petroleum Exporting Countries and other oil and gas producers, governmental regulations, the level of worldwide economic activity, the development of alternate energy sources, and the short and long-term effect of worldwide energy conservation measures. Substantial uncertainty exists as to the future level of oil and gas exploration and production drilling activity.

The contract drilling, workover and well servicing industry is a highly fragmented, intensely competitive and cyclical business. Since 1982, the contract drilling business has been severely impacted by the decline and continued instability in the prices of oil and natural gas. Though these depressed economic conditions have resulted in a consolidation of the number of competitors and the reduction of the number of rigs available, the supply of available rigs, particularly in the domestic markets, still exceeds the demand for those rigs. This excess capacity in the industry has resulted in severe competition. Competition for services in a particular market is based on price, location, type and condition of available equipment and quality of service. In the offshore well servicing and workover business, the technical capability of specialized equipment as well as technical and engineering expertise is also important. A number of large and small contractors provide competition for drilling contracts in all areas of the Company's business. Although no single drilling competitor operates in all such areas, certain competitors are present in more than one of those areas.

Seasonality is not a significant factor with respect to the operations of the Company.

CONTRACTS

Each of the Company's drilling rigs is employed under an individual contract which extends either over a stated period of time or the time required to drill a well or a number of wells. Drilling contracts are generally obtained through competitive bidding though some may be obtained by negotiation. Contracts are generally subject to termination by the customer on short notice, but can be firm for a number of wells or years.

Drilling contracts may provide for compensation on a daywork, footage, or turnkey basis. Most of the Company's contracts are on a daywork basis. A daywork contract provides for a basic rate per day when drilling (the "Dayrate") and for Lower rates when the rig is moving, or when drilling operations are interrupted or restricted by equipment breakdowns, actions of the customer or adverse weather conditions or other conditions beyond the control of the Company. In addition, the daywork contracts typically provide for a lump sum fee for the mobilization and demobilization of the drilling rig. The Dayrate depends on market and competitive conditions, the nature of the operations to be performed, the duration of the work, the equipment and services to be provided, the geographic area involved and other variables.

The Company is also a party to turnkey and footage contracts in certain areas of the United States. In a turnkey contract, the Company undertakes to drill a well to a specified depth for a fixed price. In a footage contract, the Company undertakes to drill a well to a specified depth at a fixed price per foot of hole. In both turnkey and footage contracts, the Company must bear the cost of performing the drilling services until the well has been drilled, and accordingly, such contracts require significant cash commitments by the Company. In both the turnkey and footage contracts, the Company generally agrees to furnish services such as testing, coring and casing the hole and other services which are not normally provided by a drilling contractor working under a daywork contract. In both situations, compensation is earned upon completion of the well to the specified depth. If the well is not completed to the specified depth, the Company may not receive the fixed turnkey or footage price. In addition, footage and turnkey contracts generally involve a higher degree of risk to the Company than daywork contracts because the Company assumes greater risks and bears the cost of unanticipated downhole problems and price escalation.

Onshore transportation and support services are provided through long-term contracts or on a short-term demand basis. Long-term contracts may either be negotiated or awarded by competitive bidding. Whether provided on a long-term or short-term basis, equipment and labor are usually billed separately at specified hourly rates. These hourly rates vary depending upon numerous factors, including types of equipment and labor, and duration of the work.

OPERATING RISKS AND INSURANCE

The Company's operations are subject to many hazards inherent in the drilling, workover and well servicing industries including blowouts, cratering, explosions and fires, each of which could result in personal injury or death, damage to or destruction of equipment and facilities, suspension of operations, environmental damage to surrounding areas and damage to the property of others. The Company's offshore operations are also subject to the hazards of marine operations including capsizing, grounding, collision, damage from heavy weather or sea conditions and unsound bottom conditions. To the extent that such risks are not transferred to customers by contract or indemnification agreements, the Company seeks protection through insurance which the Company considers to be adequate. However, there is no assurance that such insurance or indemnification agreements will be adequate to protect the Company against liability from all of the consequences of the hazards described above. The occurrence of an event not fully insured or indemnified against, or the failure of a customer to meet its indemnification obligations could result in substantial losses to the Company. In addition, there can be no assurance that insurance will be available, or, even if available, that it will be adequate or that insurance premiums or other costs will not rise significantly in the future.

INTERNATIONAL OPERATIONS

A significant portion of the Company's business is derived from international markets, including major operations in the Middle East, the North Sea, and South and Central America, as well as other operations in the CIS, the Far East, and Africa. Such operations may be subject to various risks including risk of war and civil disturbances and governmental activities that may limit or disrupt markets, restrict the movement of funds or result in the deprivation of contract rights or the taking of property without fair compensation. In certain countries, such operations may be subject to the additional risk of fluctuating currency values and exchange controls. (See also "Operating Risks and Insurance".)

In the international markets in which the Company operates, it is subject to various laws and regulations with respect to the operation and taxation of its business and the import and export of its equipment from country to country, the imposition, application and interpretation of which can prove to be uncertain.

GOVERNMENTAL MATTERS

Governments at various levels in the United States and in various other countries in which the Company operates have enacted legislation or adopted regulations affecting the drilling and servicing of oil and gas wells, controlling the discharge and disposal of wastes from drilling and other operations and providing for the protection of the environment in general. In recent years, laws and regulations protecting the environment have generally become more stringent and have sought to impose greater liability on a larger number of potentially responsible parties. While the Company believes it is generally in compliance with applicable laws and regulations related to environmental controls, the Company could nonetheless be subject to cleanup costs or costs associated with environmental laws and regulations which could be substantial and have a material adverse effect on the Company.

EMPLOYEES

At September 30, 1995, the Company employed approximately 6,885 persons. In addition, Peak employed 525 persons.

DISTRIBUTION OF EARNINGS AND ASSETS

The revenues, operating income (loss) and identifiable assets of each geographic area for the three years ended September 30, 1995, can be found in
Note 14 of the Notes to Consolidated Financial Statements on page 47 of the 1995 Annual Report, which is incorporated herein by reference.


ITEM 2.          PROPERTIES

A table of information regarding the Company's rig fleet can be found on page 20 ("Rig Fleet") of the 1995 Annual Report which is incorporated herein by reference.

Many of the international drilling rigs in the Company's fleet are supported by mobile camps which house the drilling crews and a significant inventory of spare parts and supplies. In addition, the Company owns various trucks, forklifts, cranes, earth moving and other construction and transportation equipment which are used to support the drilling and logistics operations.

The Company and its subsidiaries lease or own executive and administrative office space in Houston, Texas (headquarters); Denver, Colorado; Anchorage, Alaska; Calgary and Nisku, Canada; Sana'a, Yemen; Dubai, U.A.E.; Port Gentil, Gabon; Maracaibo and Anaco, Venezuela and Aberdeen, Scotland. The Company owns or leases a number of facilities used in support of operations in each of its geographic markets.

Additional information about Properties can be found in Notes 1, 4, 7, 9, and 11 of the Notes to Consolidated Financial Statements on pages 36-37, 39-41, and 45-46 of the 1995 Annual Report and is incorporated herein by reference.

The Company believes that its equipment and facilities are adequate to support its current level of operations as well as an expansion of drilling operations in those geographical areas where the Company may choose to expand.


ITEM 3.          LEGAL PROCEEDINGS

Information with respect to legal proceedings can be found in Note 11 of the Notes to Consolidated Financial Statements on page 45 of the 1995 Annual Report and is incorporated herein by reference.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders of the Company during the quarter ended September 30, 1995.

                                    PART II

ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                 MATTERS

MARKET

The information called for by this item can be found on the inside back cover ("Price of Common Stock") of the 1995 Annual Report and is incorporated herein by reference.

The Company has neither declared nor paid any cash dividends on its common stock since 1982. Certain debt instruments restrict the Company's ability to pay dividends. Under the terms of these instruments, Nabors may pay dividends to the extent that cumulative dividends plus certain other payments since March 31, 1989 do not exceed 50% of Nabors' cumulative net income since March 31, 1989 plus the proceeds of any offering of equity securities of Nabors that are not redeemable at the option of the holder of the securities. As of September 30, 1995 retained earnings available for dividends totaled approximately $140 million. The Company does not intend to pay any cash dividends on its common stock in the foreseeable future.

ITEM 6.          SELECTED FINANCIAL DATA

The information called for by this item can be found on page 26 ("Selected Financial Data") of the 1995 Annual Report and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information called for by this item can be found on pages 27 through 30 ("Management's Discussion and Analysis of Financial Condition and Results of Operations") of the 1995 Annual Report and is incorporated herein by reference.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements, together with the report thereon of Coopers & Lybrand L.L.P. dated November 27, 1995 appear on pages 31 through 47 of the 1995 Annual Report and are incorporated herein by reference. With the exception of the aforementioned information and the information expressly incorporated into Items 1, 2, 3, 5, 6, 7, and 8 hereof, the 1995 Annual Report is not deemed to be filed as part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were none.

                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by this item is contained in the Nabors Industries, Inc. definitive Proxy Statement to be distributed in connection with its Annual Meeting (the "Proxy Statement") under the captions "Election of Directors" and "Executive Officers" and is incorporated herein by reference.

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission and the American Stock Exchange initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten- percent shareholders are required by SEC regulation to furnish the Company with all Section 16(a) forms which they file.

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during the two fiscal years ended September 30,1995, all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

ITEM 11.         EXECUTIVE COMPENSATION

         The information called for by this item is contained in the Proxy Statement to be distributed in connection with its Annual Meeting under the caption "Remuneration of Management" and is incorporated herein by reference; except for information not deemed to be "soliciting material" or "filed" with the SEC including the Report of the Compensation Committee on Executive Compensation and the Five Year Stock Performance Graph which is not deemed to be incorporated by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information called for by this item is contained in the Proxy Statement to be distributed in connection with its Annual Meeting under the caption "Share Ownership of Management and Principal Shareholders" and is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this item is contained in the Proxy Statement to be distributed in connection with its Annual Meeting, under the caption "Business Relationships" and "Compensation Committee Interlocks and Insider Participation" and is incorporated herein by reference.


                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                 FORM 8-K

(a)      The following documents are filed as part of this report:

         (1) Financial Statements of Nabors Industries, Inc. and Subsidiaries which are listed in Part II, Item 8 and are incorporated herein by reference from the Company's 1995 Annual Report to Stockholders from the respective page numbers indicated:

                                                                                              Page No.
                                                                                              --------
                 Report of Independent Accountants                                             31
                 Consolidated Balance Sheets                                                   32
                 Consolidated Statements of Income                                             33
                 Consolidated Statements of Changes in Stockholders' Equity                    34
                 Consolidated Statements of Cash Flows                                         35
                 Notes to Consolidated Financial Statements                                    36-47

         (2) Financial Statement Schedules - the following items are included in the report:

                 Report of Independent Accountants on Financial Statement Schedules

                 SCHEDULES

                 Schedule VIII - Consolidated Valuation and Qualifying
                                 Accounts

                 Supplemental schedules, other than those listed above, are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

         (3)     Exhibits

                 Exhibit     Description
                 -------     -----------

                 3 (1) Restated Certificate of Incorporation and By-Laws of the Registrant dated May 12, 1988

                 3.1 (2) Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated May 8, 1990

                 3.2 (3) Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated April 12, 1991

                 3.3 (9) Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated March 11, 1994

                 3.4 (2)     Amendment to the Restated By-Laws of the
                             Corporation

                 10.1 (1) Stock Option and Compensation Agreement pursuant to Confirmation Incentive Bonus Plan

                 10.2 (1) 1981 Participation Stock Option and Stock Appreciation Rights Plan

                 10.3 (1)    1981 Incentive Stock Option Plan

                 10.4 (1) 1978 Participation Stock Option Agreement as amended

                 10.5 (1)    1978 Incentive Stock Option Plan

                 10.6 (1)    1988 Stock Option Plan @ $1.10

                 10.7 (1)    1988 Stock Option Plan @ $.75

                 10.8 (1)    1988 Incentive Stock Option Plan

                 10.9 (5)    Description of 1989 Management Stock Award Plan

                 10.10 (2)   1990 Incentive Stock Option Plan

                 10.11 (4)   1991 Stock Option Plan

                  10.12 (4)   1992 Incentive Stock Option Plan

                  10.13 (9)   1993 Stock Option Plan for Non-Employee Directors

                  10.14 (9)   1993 Key Employee Stock Plan

                  10.15 1994 Executive Stock Option Agreement effective December 28, 1994 between Nabors Industries, Inc. and Eugene M. Isenberg

                  10.16 1994 Executive Stock Option Agreement effective December 28, 1994 between Nabors Industries, Inc. and Anthony G. Petrello

                  10.17 1994 Executive Stock Option Agreement effective December 28, 1994 between Nabors Industries, Inc. and Richard A. Stratton

                  10.18 (11)  Employment Agreement effective October 1, 1994 between Nabors Industries, Inc. and Eugene M. Isenberg

                  10.19 (11)  Employment Agreement effective October 1, 1994 between Nabors Industries, Inc. and Anthony G. Petrello

                  10.20 Amendment to Employment Contract dated as of December 28, 1994 between Nabors Industries, Inc. and Richard A. Stratton

                  10.21 (3)   Consulting Agreement dated May 23, 1991 between
                              Nabors Industries, Inc. and Jack Wexler

                  10.22 (5)   Note Purchase Agreement between Nabors
                              Industries, Inc. and John Hancock Mutual Life
                              Insurance Company dated October 1, 1992

                  10.23 (6)   Asset Purchase Agreement dated April 23, 1993
                              between Grace Drilling Company, W.R. Grace &
                              Co.-Conn.  and Nabors Loffland Drilling Company,
                              Nabors Properties, Inc. and Nabors Drilling
                              Technologies, Inc.

                  10.24 (6)   Stock Distribution and Related Matters Agreement
                              dated as of April 23, 1993 between Nabors
                              Industries, Inc. and Grace Drilling Company

                  10.25 (7)   Agreement and Plan of Reorganization dated as of
                              August 26, 1993 between Equity Strategies Fund,
                              Inc.  and Nabors Industries, Inc.

                  10.26 (8)   Agreement and Plan of Merger dated August 12,
                              1994 by and Among Nabors Industries, Inc., Nabors
                              Acquisition Corp. and Sndowner Offshore Services,
                              Inc.

                  10.27 Stock Purchase Agreement entered into as of December 22, 1994 by and between Nabors Drilling USA, Inc. and Gordon P. Getty.

                  13          1995 Annual Report to Stockholders

                  21          List of Subsidiaries of Nabors Industries, Inc.

                  22 (10) Published Report Regarding Matters Submitted to Vote of Securities Holders

                  23          Consent of Independent Accountants
___________________

(1) Incorporated by Reference to the Exhibits to Form 10-K, File No. 1-7773, filed with the Commission on January 11, 1988.

(2) Incorporated by Reference to the Exhibits to Form 10-K, File No. 1-9245, filed with the Commission on December 21, 1990.

(3) Incorporated by Reference to the Exhibits to Form 10-K, File No. 1-9245, filed with the Commission on December 30, 1991.

(4) Incorporated by Reference to the Exhibits to Form S-8, File No. 33-47821 filed with the Commission on April 28, 1992.

(5) Incorporated by Reference to the Exhibits to Form 10-K, File No. 1-9245, filed with the Commission on December 29, 1992.

(6) Incorporated by Reference to the Exhibits to Form 8-K, File No. 1-2964, filed with the Commission on June 10, 1993.

(7) Incorporated by Reference to the Exhibits to Form 10-K, File No. 1-9245, filed with the Commission on December 29, 1993.

(8) Incorporated by Reference to the Exhibits to Form S-4, File No. 33-84188, filed with the Commission on September 20, 1994.

(9) Incorporated by Reference to Form 10-K, File No. 1-9245, filed with the Commission on December 29, 1994.

(10) Incorporated by Reference to Form 10-Q for Quarter ended March 31, 1995, File No. 1-9245, filed with the Commission on May 15, 1995.

(11) Incorporated by Reference to Form 10-Q for Quarter ended June 30, 1995, File No. 1-9245, filed with the Commission on August 14, 1995.

                                   SIGNATURES




Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 28, 1995.




                                    NABORS INDUSTRIES, INC.



                                    By:  /s/ Anthony G. Petrello
                                         ----------------------
                                         Anthony G. Petrello
                                         President





Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                                           Title                         Date
         ---------                                           -----                         ----
/s/Eugene M. Isenberg                              Chairman and                      December 27, 1995
---------------------------                        Chief Executive Officer
Eugene M. Isenberg


/s/Richard A. Stratton                             Vice Chairman                     December 27, 1995
-----------------------------
Richard A. Stratton


/s/Anthony G. Petrello                             President and                     December 27, 1995
----------------------------                       Chief Operating Officer
Anthony G. Petrello


/s/Martin J. Whitman                               Director                          December 27, 1995
-----------------------------
Martin J. Whitman


/s/Myron M. Sheinfeld                              Director                          December 27, 1995
-----------------------------
Myron M. Sheinfeld


/s/Jack Wexler                                     Director                          December 27, 1995
---------------------------------
Jack Wexler


/s/Gary T. Hurford                                 Director                          December 27, 1995
--------------------------------
Gary T. Hurford


/s/Hans Schmidt                                    Director                          December 27, 1995
--------------------------------
Hans Schmidt

         Signature                                             Title                      Date
         ---------                                             -----                      ----
/s/Michael W. Dundy                                Vice President and               December 27, 1995
-----------------------------                      General Counsel
Michael W. Dundy


/s/Daniel McLachlin                                Vice President                    December 27, 1995
------------------------------
Daniel McLachlin


/s/Bruce P. Koch                                   Controller                        December 27, 1995
--------------------------------
Bruce P. Koch

                       REPORT OF INDEPENDENT ACCOUNTANTS

                        ON FINANCIAL STATEMENT SCHEDULE





    Our report on the consolidated financial statements of Nabors Industries, Inc. and Subsidiaries has been incorporated by reference into this Form 10-K from page 31 of the 1995 Annual Report to Stockholders of Nabors Industries, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed on page 12 of this Form 10-K.

    In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included herein.




                            COOPERS & LYBRAND L.L.P.


Houston, Texas
November 27, 1995

                                                                   SCHEDULE VIII


                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                            BALANCE AT            CHARGED TO             CHARGED TO                              BALANCE
                            BEGINNING              COSTS AND                OTHER                                AT END
 DESCRIPTION                OF PERIOD              EXPENSES               ACCOUNTS          DEDUCTIONS          OF PERIOD
 -----------                ----------             ---------              ---------         ----------          ---------
                                             YEAR ENDED SEPTEMBER 30, 1995
                                             -----------------------------
 Valuation reserves for
   accounts receivable      $ 1,730                $    467                  $-               $(802)             $ 1,395

 Deferred tax valuation
   allowance                $57,166                $(27,860)                 $-               $   -              $29,306

                                             YEAR ENDED SEPTEMBER 30, 1994
                                             -----------------------------

 Valuation reserves for
   accounts receivable       $ 564                 $  1,401                  $-               $(235)             $ 1,730

 Deferred tax valuation
   allowance                 $   -                 $ 57,166                  $-               $   -              $57,166

                                             YEAR ENDED SEPTEMBER 30, 1993
                                             -----------------------------
 Valuation reserves for
   accounts receivable       $ 366                 $    202                  $-               $  (4)             $   564

                                    EXHIBITS

Exhibit          Description
-------          -----------
3 (1)            Restated Certificate of Incorporation and By-Laws of the
                 Registrant dated May 12, 1988

3.1 (2) Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated May 8, 1990

3.2 (3) Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated April 12, 1991

3.3 (9) Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated March 11, 1994

3.4 (2)          Amendment to the Restated By-Laws of the Corporation

10.1 (1) Stock Option and Compensation Agreement pursuant to Confirmation Incentive Bonus Plan

10.2 (1)         1981 Participation Stock Option and Stock Appreciation Rights
                 Plan

10.3 (1)         1981 Incentive Stock Option Plan

10.4 (1)         1978 Participation Stock Option Agreement as amended

10.5 (1)         1978 Incentive Stock Option Plan

10.6 (1)         1988 Stock Option Plan @ $1.10

10.7 (1)         1988 Stock Option Plan @ $.75

10.8 (1)         1988 Incentive Stock Option Plan

10.9 (5)         Description of 1989 Management Stock Award Plan

10.10 (2)        1990 Incentive Stock Option Plan

10.11 (4)        1991 Stock Option Plan

10.12 (4)        1992 Incentive Stock Option Plan

10.13 (9)        1993 Stock Option Plan for Non-Employee Directors

10.14 (9)        1993 Key Employee Stock Plan

10.15 1994 Executive Stock Option Agreement effective December 28, 1994 between Nabors Industries, Inc. and Eugene M. Isenberg

10.16 1994 Executive Stock Option Agreement effective December 28, 1994 between Nabors Industries, Inc. and Anthony G. Petrello

10.17 1994 Executive Stock Option Agreement effective December 28, 1994 between Nabors Industries, Inc. and Richard A. Stratton

10.18 (11)       Employment Agreement effective October 1, 1994 between Nabors
                 Industries, Inc. and Eugene M. Isenberg

10.19 (11)       Employment Agreement effective October 1, 1994 between Nabors
                 Industries, Inc. and Anthony G. Petrello

10.20 Amendment to Employment Contract dated as of December 28, 1994 between Nabors Industries, Inc. and Richard A. Stratton

10.21 (3)        Consulting Agreement dated May 23, 1991 between Nabors
                 Industries, Inc. and Jack Wexler

10.22 (5)        Note Purchase Agreement between Nabors Industries, Inc. and
                 John Hancock Mutual Life Insurance Company dated October 1,
                 1992

10.23 (6)        Asset Purchase Agreement dated April 23, 1993 between Grace
                 Drilling Company, W.R. Grace & Co.-Conn.  and Nabors Loffland
                 Drilling Company, Nabors Properties, Inc. and Nabors Drilling
                 Technologies, Inc.

10.24 (6)        Stock Distribution and Related Matters Agreement dated as of
                 April 23, 1993 between Nabors Industries, Inc. and Grace
                 Drilling Company

10.25 (7)        Agreement and Plan of Reorganization dated as of August 26,
                 1993 between Equity Strategies Fund, Inc.  and Nabors
                 Industries, Inc.

10.26 (8)        Agreement and Plan of Merger dated August 12, 1994 by and
                 Among Nabors Industries, Inc., Nabors Acquisition Corp. and
                 Sundowner Offshore Services, Inc.

10.27 Stock Purchase Agreement entered into as of December 22, 1994 by and between Nabors Drilling USA, Inc. and Gordon P. Getty.

13               1995 Annual Report to Stockholders

21               List of Subsidiaries of Nabors Industries, Inc.

22 (10)          Published Report Regarding Matters Submitted to Vote of
                 Securities Holders

23               Consent of Independent Accountants

27               Financial Data Schedule

(1) Incorporated by Reference to the Exhibits to Form 10-K, File No. 1-7773, filed with the Commission on January 11, 1988.

(2) Incorporated by Reference to the Exhibits to Form 10-K, File No. 1-9245, filed with the Commission on December 21, 1990.

(3) Incorporated by Reference to the Exhibits to Form 10-K, File No. 1-9245, filed with the Commission on December 30, 1991.

(4) Incorporated by Reference to the Exhibits to Form S-8, File No. 33-47821 filed with the Commission on April 28, 1992.

(5) Incorporated by Reference to the Exhibits to Form 10-K, File No. 1-9245, filed with the Commission on December 29, 1992.

(6) Incorporated by Reference to the Exhibits to Form 8-K, File No. 1-2964, filed with the Commission on June 10, 1993.

(7) Incorporated by Reference to the Exhibits to Form 10-K, File No. 1-9245, filed with the Commission on December 29, 1993.

(8) Incorporated by Reference to the Exhibits to Form S-4, File No. 33-84188, filed with the Commission on September 20, 1994.

(9) Incorporated by Reference to Form 10-K, File No. 1-9245, filed with the Commission on December 29, 1994.

(10) Incorporated by Reference to Form 10-Q for Quarter ended March 31, 1995, File No. 1-9245, filed with the Commission on May 15, 1995.

(11) Incorporated by Reference to Form 10-Q for Quarter ended June 30, 1995, File No. 1-9245, filed with the Commission on August 14, 1995.