Form 10-Q
period 1995-12-31
NABORS INDUSTRIES INC
filed 1996-02-14
CIK 798943

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  [ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              December 31, 1995
                              ----------------------------------------

                                       OR

  [   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period                      to
                         ----------------------  -------------------------------
Commission file number         1-9245
                            ------------

                            NABORS INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                93-0711613
          -----------------                      -------------------
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)               Identification No.)

            515 W. Greens Road, Suite 1200, Houston, Texas  77067
--------------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                 713-874-0035
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if change since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No
                                              -------    -------


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Number of shares of common stock outstanding as of January 31, 1996 totaled 84,722,790.

                            NABORS INDUSTRIES, INC.


                                     INDEX
                                     -----
                                                                       Page No.
                                                                       --------
Part I   Financial Information

     Item 1. Financial Statements


               Condensed Consolidated Balance Sheets at
               December 31, 1995 and September 30, 1995                   2

               Condensed Consolidated Statements of
               Income and Retained Earnings for the Three
               Months Ended December 31, 1995 and 1994                    3

               Condensed Consolidated Statements of Cash
               Flows for the Three Months Ended December
               31, 1995 and 1994                                          4

               Notes to Condensed Consolidated
               Financial Statements                                       5


     Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                                 6

Part II   Other Information

     Item 6. Exhibits and Reports on Form 8-K                             9

     Signatures                                                           9

PART I   FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)


                                                                 December 31,            September 30,
                                                                     1995                     1995
                                                                -------------           ---------------
ASSETS
Current assets:
   Cash and cash equivalents                                    $       6,754           $         12,038
   Marketable securities                                                9,765                      3,296
   Accounts receivable, net                                           128,959                    132,482
   Inventory and supplies                                              16,635                     14,079
   Prepaid expenses and other current assets                           18,726                     21,550
                                                                -------------           ----------------
          Total current assets                                        180,839                    183,445
Property, plant and equipment, net                                    396,852                    383,713
Marketable securities                                                  10,808                      9,645
Other long-term assets                                                  9,605                      6,718
                                                                -------------           ----------------
          Total assets                                          $     598,104           $        583,521
                                                                =============           ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term obligations                     $      11,935           $         11,158
   Short-term borrowings                                               33,924                     30,684
   Trade accounts payable                                              42,766                     53,891
   Accrued liabilities                                                 50,517                     48,944
   Income taxes payable                                                 5,778                      5,876
                                                                -------------           ----------------
          Total current liabilities                                   144,920                    150,553
Long-term obligations                                                  57,271                     51,478
Other long-term liabilities                                             7,010                      8,784
Deferred income taxes                                                   4,373                      3,956
                                                                -------------           ----------------
          Total liabilities                                           213,574                    214,771
                                                                -------------           ----------------

Commitments and contingencies
Stockholders' equity:
   Preferred stock, par value $.10 per share:
        Authorized 10,000 shares; none issued or outstanding                -                          -
   Capital stock, par value $.10 per share:
        Authorized common shares 200,000;
          issued and outstanding 85,321 and 85,017                      8,532                      8,502
    Authorized Class B shares 8,000, none issued or outstanding             -                          -
    Capital in excess of par value                                    232,601                    229,267
    Cumulative translation adjustment                                  (3,078)                    (2,670)
    Net unrealized gain on marketable securities                        1,516                        354
    Retained earnings since May 1, 1988                               149,753                    138,091
    Less treasury stock, at  cost, 755 common shares                   (4,794)                    (4,794)
                                                                -------------           ----------------
          Total stockholders' equity                                  384,530                    368,750
                                                                -------------           ----------------
          Total liabilities and stockholders' equity            $     598,104           $        583,521
                                                                =============           ================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                             AND RETAINED EARNINGS
             FOR THE THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                    (In thousands, except per share amounts)



                                                                       1995                   1994
                                                                ---------------         ---------------

Revenues                                                        $       164,338         $       126,002
                                                                ---------------         ---------------
Operating expenses:
   Direct costs                                                         124,459                  93,745
   General and administrative expenses                                   12,538                  11,639
   Depreciation and amortization                                         10,009                   6,963
                                                                ---------------         ---------------
       Operating expenses                                               147,006                 112,347
                                                                ---------------         ---------------

Operating income                                                         17,332                  13,655
                                                                ---------------         ---------------

Other income (expense):
  Interest expense                                                       (1,967)                 (1,948)
  Interest income                                                           250                     586
  Gain (loss) on sales of long-term assets                                  159                     (79)
  Other income, net                                                       1,446                   1,337
                                                                ---------------         ---------------
       Other expense                                                       (112)                   (104)
                                                                ---------------         ---------------

Income before income taxes                                               17,220                  13,551

Income taxes                                                              1,958                   2,478
                                                                ---------------         ---------------

Net income                                                               15,262                  11,073

Reclassification of pre-quasi-
  reorganization tax benefit                                             (3,600)                 (3,103)

Retained earnings, beginning of period                                  138,091                  95,165
                                                                ---------------         ---------------

Retained earnings, end of period                                $       149,753         $       103,135
                                                                ===============         ===============

Earnings per share                                              $           .17         $           .13
                                                                ---------------         ---------------

Weighted average number of shares outstanding                            90,457                  86,727
                                                                ---------------         ---------------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994

                                 (In thousands)


                                                                      1995                      1994
                                                                ---------------           ----------------
Net cash provided by operating activities                       $        15,967           $          6,565
                                                                ---------------           ----------------

Cash flows from investing activities:
   Purchases of marketable securities, trading                           (5,585)                         -
   Purchases of marketable securities, held-to-maturity                       -                     (7,736)
   Maturities of marketable securities, held-to-maturity                      -                     15,928
   Cash paid for acquisition                                             (5,768)                         -
   Capital expenditures                                                 (21,061)                   (17,757)
   Proceeds from sales of long-term assets and insurance claims             989                        414
                                                                ---------------           ----------------
Net cash used for investing activities                                  (31,425)                    (9,151)
                                                                ---------------           ----------------

Cash flows from financing activities:
   Decrease in restricted cash                                              575                        270
   Increase (decrease) in long-term borrowings, net                       6,570                     (6,694)
   Increase (decrease) in short-term borrowings, net                      3,240                     (3,048)
   Common and treasury stock transactions                                  (211)                    (1,497)
                                                                ---------------           ----------------
Net cash provided by (used for) financing activities                     10,174                    (10,969)
                                                                ---------------           ----------------
Net decrease in cash and cash equivalents                                (5,284)                   (13,555)

Cash and cash equivalents, beginning of period                           12,038                     22,563
                                                                ---------------           ----------------

Cash and cash equivalents, end of period                        $         6,754           $          9,008
                                                                ===============           ================


The accompanying notes are an integral part of these condensed consolidated financial statements.

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1  Interim Financial Information

                 The unaudited condensed consolidated financial statements of Nabors Industries, Inc. (the "Company" or "Nabors") are prepared in conformity with generally accepted accounting principles, but do not purport to be a complete presentation inasmuch as all note disclosures required are not included. Reference is made to the Company's 1995 Annual Report on Form 10-K for additional note disclosures.

                 In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 1995 and the results of its operations and its cash flows for the respective periods ended December 31, 1995 and 1994. Interim results for the three months ended December 31, 1995 are not necessarily indicative of results which will be realized for the full year ending September 30, 1996.


Note 2  Capital Stock

                 During the three month period ended December 31, 1995, 285,600 options were exercised at prices ranging from $1.07 to $6.875 per share. In addition, 19,268 common shares were issued upon vesting under a stock award plan.

                 During October 1995, the Company purchased for $1.0 million 650,000 warrants that the Company had previously issued in connection with the purchase of several drilling rigs in April 1994. The warrants were excercisable until April 1996 at $7.92 per share.

Note 3  Commitments and Contingencies

Capital Expenditures

                 As of December 31, 1995, the Company had capital expenditure commitments totaling approximately $10.3 million.

Contingencies

                 A petition was filed on March 4, 1994, in the 61st Judicial Court, of Harris County, Texas, against Nealwell Drilling Limited ("Nealwell") and Sundowner Offshore Services, Inc. ("Sundowner"), asserting that Nealwell breached a contract, and Sundowner tortiously interfered with alleged contract rights of Primrose Drilling Ventures, Ltd., when Sundowner purchased a jackup workover rig from Nealwell for $2.0 million in cash. Sundowner was merged with Nabors during October 1994. Primrose has alleged approximately $34.5 million in actual damages, as well as exemplary damages not less than its actual damages. Company management believes that the litigation instituted by Primrose is without merit and intends to vigorously defend all claims of Primrose. The case is in the discovery stages.

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

ITEM 2.
                   NABORS INDUSTRIES, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

First Quarter of Fiscal 1996 Compared to First Quarter of Fiscal 1995

                 Company revenues for the first quarter of fiscal 1996 ("Current Quarter") totaled $164.3 million, representing a $38.3 million, or 30% increase over the prior year comparable quarter. Operating income during the Current Quarter totaled $17.3 million compared to $13.7 million during the prior year quarter. Net income totaled $15.3 million ($.17 per share) during the Current Quarter compared to $11.1 million ($.13 per share) during the prior year quarter. The significant improvement in operating results was due primarily to improved results of the Company's operations in the US Lower 48, Alaska and Venezuela.

                 The following tables set forth financial information with respect to the Company and its subsidiaries on a consolidated basis by geographical area :

                                                                 First Quarter
                            --------------------------------------------------------------------------------------------
                                                                                                      Increase
                                      1995                            1994                           (Decrease)
                            --------------------------        --------------------------      --------------------------
Revenues
 North America              $123,199              75%         $89,704             71%         $33,495              37%
 International                41,139              25%          36,298             29%           4,841              13%
                            --------------------------        --------------------------      --------------------------
   Total revenues            164,338             100%         126,002            100%          38,336              30%
                            --------------------------        --------------------------      --------------------------

Operating income
 North America                14,055              70%          11,792             73%           2,263              19%
 International                 5,972              30%           4,411             27%           1,561              35%
                            --------------------------        --------------------------      --------------------------
                              20,027             100%          16,203            100%           3,824              24%
 Corporate expenses           (2,695)                          (2,548)                           (147)             (6%)
                            --------                          -------                         --------------------------
   Total operating income    $17,332                          $13,655                         $ 3,677              27%
                            ========                          =======                         ==========================

                                                                 First Quarter
                            --------------------------------------------------------------------------------------------
                                              1995                                             1994
                            -----------------------------------------   ------------------------------------------------
                                     Rig                     Rig                     Rig                    Rig
                                     Years               Utilization                Years                Utilization
                            ---------------------   ---------------------   ---------------------   --------------------
Rig activity(1)
 North America                            147.8                   60%                      121.2                   57%
 International                             26.9                   60%                       23.2                   58%
                            ---------------------   ---------------------   ---------------------   --------------------
                                          174.7                   60%                      144.4                   57%
                            =====================   =====================   =====================   ====================

(1) Excludes labor contracts.


                 North America (including Canada) revenues totaled $123.2 million during the Current Quarter, representing a 37% increase over the prior year comparable quarter. The increase was primarily attributable to a 48% increase in revenues for the Company's US Lower 48 operations resulting in part from increased equivalent rig years associated with the addition of the Delta Drilling Company rigs acquired in January 1995 and the completion of a greater number of turnkey contracts during the Current Quarter. Average per day revenues for the US Lower 48 were also positively impacted by the Current Quarter turnkey contracts as per day revenues associated with turnkey contracts are typically higher than daywork or footage contracts. Revenues for the Gulf of Mexico operations increased by 23% during the Current Quarter due to increased equivalent rig years for the Company's platform drilling rigs and increased equivalent rig years for the Company's platform workover rigs resulting from the addition of the newly constructed Super Sundowner XV and XVI rigs, which commenced operations in February and September 1995, respectively. Additionally, Sundowner XII was redeployed from Australia to the Gulf of Mexico in May 1995. Alaska revenues increased by 41% as a result of three additional rigs working during the Current Quarter as compared to the prior year quarter. Equivalent rig years for North America during the Current Quarter totaled 147.8 years as compared to 121.2 years during the prior year comparable quarter.

                 International revenues totaled $41.1 million during the Current Quarter, representing a 13% increase over the prior year comparable quarter. Equivalent international rig years totaled 26.9 years during the Current Quarter, as compared with 23.2 years in the prior year comparable quarter. Revenues for the Company's South and Central America operations increased by 37% during the Current Quarter primarily due to increased activity in Venezuela where equivalent rig years totaled 13.8 years as compared to 9.3 years during the prior year comparable quarter. Equivalent labor contract years in Venezuela were 4.0 years in both the Current Quarter and the prior year comparable quarter. Additionally, South and Central America revenues were positively impacted by the commencement of a one rig drilling contract in Colombia during the Current Quarter. Revenues for the Company's Middle Eastern, CIS and other international operations were flat as compared to the prior year comparable period as equivalent rig years totaled 10.7 years as compared to 11.8 years for the prior year. UK North Sea revenues increased by 9% during the Current Quarter as a result of three additional labor contracts as compared to the prior year comparable quarter.

                 The following table sets forth selected consolidated financial information of the Company expressed as a percentage of total operating revenues:

                                              First Quarter
                                       ---------------------------
                                           1995            1994
                                          -----           -----
Revenues                                  100.0%          100.0%
                                          -----           -----

Operating expenses:

  Direct costs                             75.7%           74.4%
  General and administrative expenses       7.7%            9.2%
  Depreciation and amortization             6.1%            5.5%
                                          -----           -----
    Operating expenses                     89.5%           89.1%
                                          -----           -----
Operating income                           10.5%           10.9%

Other expense                              (0.0%)          (0.1%)
                                          -----           -----
Income before income taxes                 10.5%           10.8%

Income taxes                                1.2%            2.0%
                                          -----           -----
Net income                                  9.3%            8.8%
                                          =====           =====

                 Direct costs as percentage of revenues increased during the Current Quarter as compared to the prior year comparable quarter. The decrease in operating margins is largely due to a greater percentage of the Company's total revenues during the Current Quarter being generated by the Company's US Lower 48 operations. The contracts in the US Lower 48 are usually at a lower gross margin percentage than international and Alaska contracts. Selling, general and administrative expenses as a percentage of revenues decreased during the Current Quarter due to the increase in revenues for the US Lower 48 operations, as these expenses were spread over a larger revenue base.

                 In December 1995 the Venezuela bolivar devalued by approximately 71% as compared to the US dollar due to the deterioration in that country's economic condition. As a result of the devaluation, the Company recognized a translation gain of $.3 million during the Current Quarter as the Company had a bolivar denominated net monetary liability position.

                 The income tax provision decreased during the Current Quarter due to an increased percentage of the Company's pretax earnings being generated by the Company's US operations, as substantially all of this income is offset by available US Federal net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

                 Cash and cash equivalents decreased by $5.3 million during the Current Quarter compared to a decrease of $13.6 million during the prior year comparable quarter.

                 Net cash provided by operating activities totaled $16.0 million during the Current Quarter compared to $6.6 million during the prior year comparable quarter. During the Current Quarter and prior year comparable quarter, net income, as adjusted for non-cash items such as depreciation, was partially offset by the negative impact on cash from changes in the Company's working capital accounts.

                 Net cash used for investing activities totaled $31.4 million during the Current Quarter compared to $9.2 million during the prior year comparable quarter. Capital expenditures, cash paid for an acquisition in Alaska and purchases of marketable securities represented the primary uses of cash during the Current Quarter. During the prior year comparable quarter, capital expenditures and the purchase of marketable securities represented the primary uses of cash, partially offset by maturities of marketable securities.

                 Financing activities provided cash totaling $10.2 million during the Current Quarter compared to $11.0 million in cash used during the prior year comparable quarter. During the Current Quarter cash was provided by long- term and short-term borrowings, as well as a decrease in restricted cash. In the prior year quarter, cash was used for scheduled principal payments on long-term obligations, a reduction in short-term borrowings, and common stock transactions.

                 The Company's cash and cash equivalents and short-term investments in marketable securities totaled $16.5 million as of December 31, 1995. In addition, the Company had long-term investments in marketable securities of $10.8 million as of December 31, 1995. The Company currently has credit facility arrangements with a number of banks totaling $53.7 million. These credit facilities are limited at any given time to receivables of certain of the Company's subsidiaries. As of December 31, 1995, remaining availability, after borrowings on the facilities and outstanding letters of credit, totaled approximately $8.8 million.

                 As of December 31, 1995, the Company had capital expenditure commitments totaling approximately $10.3 million.

                 The current cash and cash equivalents, short-term investments, credit facility position, and projected cash flow generated from current operations are expected to adequately finance the Company's non-discretionary capital and debt service requirements for the next twelve months.

OTHER MATTERS

                 The Company's financial condition and results of operations are dependent upon the level of spending by oil and gas companies for exploration, development and production activities. Therefore, a sustained increase or decrease in the price of oil or natural gas, which could have a material impact on exploration, development and production activities, could materially affect the Company's financial condition and results of operations. Generally, a sustained change in the price of oil would have a greater impact on the Company's Alaska and International operations, while a sustained change in the price of natural gas would have a greater impact on the US Lower 48, Gulf of Mexico, and Canadian operations.

PART II  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a)      Exhibits

        27       Financial Data Schedule

        (b)      Reports on Form 8-K

        No reports on Form 8-K were filed during the three months ended December 31, 1995.




                                   SIGNATURES

                 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     NABORS INDUSTRIES, INC.



                                             /s/ Anthony G. Petrello
                                     --------------------------------------
                                     Anthony G. Petrello
                                     President and Chief Operating Officer



                                             /s/ Bruce P. Koch
                                     --------------------------------------
                                     Bruce P. Koch
                                     Vice President of Finance

Dated:  February 14, 1996

                        INDEX TO EXHIBITS



   EX-27        Financial Data Schedule