Form 10-Q
period 1996-03-31
NABORS INDUSTRIES INC
filed 1996-05-13
CIK 798943

                                                                       CONFORMED
                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 1996
                              --------------------------------------------------

                                       OR

    [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

For the transition period __________ to __________

Commission file number            1-9245
                      -------------------------

                           NABORS INDUSTRIES, INC.
- --------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

         Delaware                                           93-0711613
- -------------------------------                    -----------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                        Identification No.)

            515 W. Greens Road, Suite 1200, Houston, Texas  77067
- --------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                713-874-0035
- --------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)


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

         Number of shares of common stock outstanding as of April 30, 1996 totaled 85,366,913.

                           NABORS INDUSTRIES, INC.


                                    INDEX

                                                                         Page No.
                                                                         --------
Part I   Financial Information

    Item 1. Financial Statements

Condensed Consolidated Balance Sheets at
         March 31, 1996 and September 30, 1995                              2

Condensed Consolidated Statements of
         Income and Retained Earnings for the Three
         Months and  Six Months Ended March 31, 1996
         and 1995                                                           3


Condensed Consolidated Statements of Cash
         Flows for the Six Months Ended March
         31, 1996 and 1995                                                  4

Notes to Condensed Consolidated
         Financial Statements                                               5

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                                      7

Part II   Other Information

    Item 4. Submission of Matters to a Vote of Security
            Holders                                                         11

    Item 5. Other Information                                               11

    Item 6. Exhibits and Reports on Form 8-K                                12

    Signatures                                                              12

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                  NABORS INDUSTRIES, INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                  (In thousands, except per share amounts)


                                                                   March 31,  September 30,
                                                                     1996         1995
                                                                  ---------    ---------
ASSETS
Current assets:
   Cash and cash equivalents                                      $   2,980    $  12,038
   Marketable securities                                              9,942        3,296
   Accounts receivable, net                                         134,237      132,482
   Inventory and supplies                                            17,666       14,079
   Prepaid expenses and other current assets                         23,027       21,550
                                                                  ---------    ---------
          Total current assets                                      187,852      183,445
Property, plant and equipment, net                                  422,784      393,464
Marketable securities                                                10,551        9,645
Other long-term assets                                               12,210        6,718
                                                                  ---------    ---------
          Total assets                                            $ 633,397    $ 593,272
                                                                  =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term obligations                       $  11,245    $  11,158
   Short-term borrowings                                             34,900       30,684
   Trade accounts payable                                            39,002       53,891
   Accrued liabilities                                               54,384       48,944
   Income taxes payable                                               6,142        4,876
                                                                  ---------    ---------
          Total current liabilities                                 145,673      149,553
Long-term obligations                                                60,568       51,478
Other long-term liabilities                                           5,718        7,643
Deferred income taxes                                                16,599       15,848
                                                                  ---------    ---------
          Total liabilities                                         228,558      224,522
                                                                  ---------    ---------

 Commitments and contingencies
 Stockholders' equity:
   Preferred stock, par value $.10 per share:
        Authorized 10,000 shares; none issued or outstanding           --           --
   Capital stock, par value $.10 per share:
        Authorized common shares 200,000;
          issued and outstanding 85,805 and 85,017                    8,581        8,502
    Authorized Class B shares 8,000, none issued or outstanding        --           --
    Capital in excess of par value                                  236,210      229,267
    Cumulative translation adjustment                                (3,073)      (2,670)
    Net unrealized gain on marketable securities                      2,440          354
    Retained earnings since May 1, 1988                             165,475      138,091
    Less treasury stock, at  cost, 755 common shares                 (4,794)      (4,794)
                                                                  ---------    ---------
          Total stockholders' equity                                404,839      368,750
                                                                  ---------    ---------
          Total liabilities and stockholders' equity              $ 633,397    $ 593,272
                                                                  =========    =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                             AND RETAINED EARNINGS
       FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 1996 AND 1995
                    (In thousands, except per share amounts)


                                                      Three Months               Six Months
                                                 ----------------------    ----------------------
                                                    1996         1995         1996         1995
                                                 ---------    ---------    ---------    ---------
Revenues                                         $ 163,319    $ 143,335    $ 327,657    $ 269,337
                                                 ---------    ---------    ---------    ---------

Operating expenses:
   Direct costs                                    120,020      108,825      244,479      202,570
   General and administrative expenses              14,117       12,974       26,655       24,613
   Depreciation and amortization                    10,993        7,373       21,002       14,336
                                                 ---------    ---------    ---------    ---------
       Operating expenses                          145,130      129,172      292,136      241,519
                                                 ---------    ---------    ---------    ---------

Operating income                                    18,189       14,163       35,521       27,818
                                                 ---------    ---------    ---------    ---------

Other income (expense):
   Interest expense                                 (2,147)      (2,146)      (4,114)      (4,094)
   Interest income                                     191          264          441          850
   Gain on sales of long-term assets                 1,357          824        1,516          745
   Other income, net                                 1,785        1,342        3,231        2,679
                                                 ---------    ---------    ---------    ---------
       Other income                                  1,186          284        1,074          180
                                                 ---------    ---------    ---------    ---------

Income before income taxes                          19,375       14,447       36,595       27,998
                                                 ---------    ---------    ---------    ---------

Income taxes:
   Current                                           2,264          907        3,781        2,738
   Deferred                                            289        1,256          730        1,903
                                                 ---------    ---------    ---------    ---------
       Total income taxes                            2,553        2,163        4,511        4,641
                                                 ---------    ---------    ---------    ---------

Net income                                          16,822       12,284       32,084       23,357

Reclassification of pre-quasi-
  reorganization tax benefit                        (1,100)      (3,325)      (4,700)      (6,428)

Retained earnings, beginning of period             149,753      103,135      138,091       95,165
                                                 ---------    ---------    ---------    ---------

Retained earnings, end of period                 $ 165,475    $ 112,094    $ 165,475    $ 112,094
                                                 =========    =========    =========    =========

Earnings per share:
   Primary                                       $     .18    $     .14    $     .35    $     .27
                                                 =========    =========    =========    =========
   Fully diluted                                 $     .18    $     .14    $     .34    $     .27
                                                 =========    =========    =========    =========

Weighted average number of shares outstanding:
   Primary                                          92,463       86,620       91,460       86,673
                                                 =========    =========    =========    =========
   Fully diluted                                    93,692       87,459       93,465       87,841
                                                 =========    =========    =========    =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 1996 AND 1995
                                 (In thousands)




                                                                    1996        1995
                                                                  --------    --------

Net cash provided by operating activities                         $ 27,986    $ 27,384
                                                                  --------    --------

Cash flows from investing activities:
   Purchases of marketable securities, trading                      (6,585)       --
   Sales of marketable securities, trading                           2,808        --
   Sales of marketable securities, available-for-sale                1,699        --
   Purchases of marketable securities, held-to-maturity               --        (8,491)
   Maturities of marketable securities, held-to-maturity              --        22,328
   Sales of marketable securities, held-to-maturity                   --        12,416
   Payments received on notes receivable                                 7          59
   Cash paid for acquisitions, net                                  (5,768)    (20,000)
   Capital expenditures                                            (54,013)    (40,822)
   Proceeds from sales of long-term assets and insurance claims      8,267       1,850
                                                                  --------    --------
Net cash used for investing activities                             (53,585)    (32,660)
                                                                  --------    --------

 Cash flows from financing activities:
   Increase in restricted cash                                         889         269
   Increase (decrease) in long-term borrowings, net                  9,177     (11,026)
   Increase in short-term borrowings, net                            4,216       9,022
   Common and treasury stock transactions                            2,259      (1,352)
                                                                  --------    --------
Net cash provided by (used for) financing activities                16,541      (3,087)
                                                                  --------    --------

Net decrease in cash and cash equivalents                           (9,058)     (8,363)

Cash and cash equivalents, beginning of period                      12,038      22,563
                                                                  --------    --------

Cash and cash equivalents, end of period                          $  2,980    $ 14,200
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

                 In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1996 and the results of its operations and its cash flows for the respective periods ended March 31, 1996 and 1995. Interim results for the six months ended March 31, 1996 are not necessarily indicative of results which will be realized for the full year ending September 30, 1996.

Note 2  Reclassification

                 Certain prior year amounts were reclassified to conform to the presentation in the current year.

Note 3  Capital Stock

                 During the six month period ended March 31, 1996, 756,300 options were exercised at prices ranging from $0.75 to $6.875 per share. In addition, 31,768 common shares were issued upon vesting under a stock award plan.

                 During October 1995, the Company purchased for $1.0 million 650,000 warrants that the Company had previously issued in connection with the purchase of several drilling rigs in April 1994. The warrants were excercisable until April 1996 at $7.92 per share.

Note 4  Commitments and Contingencies

Capital Expenditures

                 As of March 31, 1996, the Company had capital expenditure commitments totaling approximately $10.1 million.

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

Note 5  Subsequent Events

                 On April 30, 1996, the Company completed the acquisition of Exeter Drilling Company ("Exeter") and it's subsidiary, J.W. Gibson Well Service Company ("Gibson"), from Occidental Oil and Gas Corporation. The consideration consisted of $18.0 million in cash, $4.0 million (266,223 shares) of Nabors common stock, and $10.6 million paid in cash for Exeter's and Gibson's working capital. Exeter's drilling fleet consists of 49 actively marketed rigs. The majority of its active fleet is composed of rigs operating in the Rocky Mountains. Gibson, currently operates 78 workover and well servicing rigs in the Rocky Mountains, the mid-continent region of North America and New Mexico. The acquisition was accounted for under the purchase method of accounting; accordingly, the total purchase price was allocated to net assets based on estimated fair values. The results of Exeter's and Gibson's operations will be included in the consolidated financial statements of the Company commencing on the effective date of the acquisition.

ITEM 2.
                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Second Quarter and First Six Months of Fiscal 1996 Compared to Second Quarter and First Six Months of Fiscal 1995

                 Company revenues for the second quarter of fiscal 1996 ("Current Quarter") and the first six months of fiscal 1996 ("Current Period") totaled $163.3 million and $327.7 million, respectively, representing a 14% and 22% increase over the prior year comparable period amounts. Operating income during the Current Quarter and Current Period totaled $18.2 million and $35.5 million, respectively, compared to $14.2 million and $27.8 million in the prior year. Net income totaled $16.8 million ($.18 per share) and $32.1 million ($.34 per share) during the Current Quarter and Current Period, respectively, compared to $12.3 million ($.14 per share) and $23.4 million ($.27 per share) during the prior year comparable periods. The significant improvement in operating results during the Current Quarter and Current Period was due primarily to improved results of the Company's operations in Alaska, the Gulf of Mexico, Yemen and Trinidad.

                 The following tables set forth financial information with respect to the Company and its subsidiaries on a consolidated basis by geographical area :

                                 Second Quarter                                First Six Months
                 --------------------------------------------   --------------------------------------------
                                                    Favorable                                   Favorable
                                                  (Unfavorable)                                (Unfavorable)
                      1996           1995          Variance          1996           1995          Variance
                 -------------- -------------- ---------------  -------------- -------------- -------------
Revenues:
North America   116,393  71%   107,151  75%     9,242    9%    239,592  73%   196,855  73%    42,737  22%
International    46,926  29%    36,184  25%    10,742   30%     88,065  27%    72,482  27%    15,583  21%
              -------------------------------------------------------------------------------------------
               $163,319 100%  $143,335 100%   $19,984   14%   $327,657 100%  $269,337 100%   $58,320  22%
              ===========================================================================================

Operating Income:
North America    13,946  66%    12,227  70%     1,719   14%     28,001  68%    24,019  72%     3,982  17%
International     7,257  34%     5,152  30%     2,105   41%     13,229  32%     9,563  28%     3,666  38%
              -------------------------------------------------------------------------------------------
                 21,203 100%    17,379 100%     3,824   22%     41,230 100%    33,582 100%     7,648  23%
Corporate
  Expenses       (3,014)        (3,216)           202    6%     (5,709)        (5,764)            55   1%
              -------------------------------------------------------------------------------------------
                $18,189        $14,163         $4,026   28%    $35,521        $27,818         $7,703  28%
              -------------------------------------------------------------------------------------------

                                    Second Quarter                                First Six Months
                    ---------------------------------------------  --------------------------------------------
                             1996                   1995                    1996                    1995
                  ---------------------  ----------------------  ---------------------  -----------------------
Rig                Rig          Rig       Rig          Rig        Rig         Rig       Rig         Rig
activity (1):      Years    Utilization   Years     Utilization   Years    Utilization   Years    Utilization
                  ---------------------  ----------------------  ---------------------  ---------------------
North America      141.3            57%   132.1             54%   144.6            59%   126.3            56%
International       27.7            63%    26.3             59%    27.3            61%    24.8            59%
                  ---------------------------------------------  --------------------------------------------
                   169.0            58%   158.4             55%   171.9            59%   151.1            56%
                  =============================================  ============================================

- -------------------
(1)  Excludes labor contracts.


                 North America (including Canada) revenues totaled $116.4 million and $239.6 million during the Current Quarter and Current Period, respectively, representing a 9% and 22% increase over the prior year comparable periods. Alaska operation revenues increased by 32% and 36% during the Current Quarter and Current Period, respectively, as a result of increased drilling activity as 1.2 and 2.7 additional rigs worked during the Current Quarter and Current Period, respectively, as compared to the prior year periods. Additionally, increased activity for Peak Oilfield Servives, the Company's Alaskan construction and logisitics joint venture, resulted from the October 1995 acquisition of Alaska Interstate Construction. Gulf of Mexico operation revenues increased during the Current Quarter and Current Period by 27% and 25%, respectively. Gulf of Mexico revenues increased during both the Current Quarter and Current Period as a result of increased equivalent rig years and higher dayrates for the Company's platform drilling rigs, jackup rigs and platform workover rigs as compared to the prior year comparable periods. Platform drilling rig equivalent rig years increased in part as a result of the purchase of rig 85 from Mayronne Enterprises, Inc. during fiscal 1995, as this rig commenced operations in the first quarter of fiscal 1996. Platform workover rig equivalent rig years increased due to the addition of the newly constructed Super Sundowner XV and XVI rigs, which commenced operations in February and September 1995, respectively. Additionally, Sundowner XII was redeployed from Australia to the Gulf of Mexico in May 1995. Revenues for the Company's US Lower 48 operations were flat during the Current Quarter, while increasing by 20% during the Current Period as a result of increased equivalent rig years associated with the addition of the Delta Drilling Company rigs, which were acquired in January 1995. Equivalent North America rig years during the Current Quarter and Current Period totaled 141.3 years and 144.6 years, respectively, as compared to 132.1 years and 126.3 years during the prior year comparable periods.

                 International revenues totaled $46.9 million and $88.1 million during the Current Quarter and Current Period, respectively, representing a 30% and 21% increase over the prior year comparable periods. Revenues for the Company's South and Central America operations increased during the Current Quarter and Current Period by 31% and 34%, respectively, primarily due to increased activity in Venezuela, where equivalent rig years totaled 14.1 years and 14.0 years as compared to 12.7 years and 11.0 years during the prior year comparable periods. Additionally, South and Central America revenues were positively impacted during the Current Quarter and Current Period by a one rig drilling contract in Colombia, which commenced during the first quarter of fiscal 1996. Revenues for the Company's Middle Eastern, CIS and other international operations increased during the Current Quarter and Current Period by 39% and 18%, respectively, as a result of increased drilling activity in Yemen as well as from the addition of the newly constructed platform drilling rig 801 in Trinidad, which began operations in January 1996. UK North Sea revenues increased during the Current Quarter and Current Period by 18% and 13%, respectively, as a result of three additional labor contracts as compared to the prior year comparable periods. Equivalent international rig years during the Current Quarter and Current Period totaled 27.7 years and 27.3 years, respectively, as compared with 26.3 years and 24.8 years in the prior year comparable periods.

                 The following table sets forth selected consolidated financial information of the Company expressed as a percentage of total operating revenues:

                                      Second Quarter        First Six Months
                                     ----------------      ------------------
                                      1996      1995        1996       1995
                                     ------    ------      -------    -------
Revenues                             100.0%    100.0%      100.0%     100.0%
                                     ------    ------      ------     ------
Operating expenses:
 Direct costs                         73.5%     75.9%       74.7%      75.2%
 General and administrative
  expenses                             8.7%      9.1%        8.1%       9.2%
 Depreciation and amortization         6.7%      5.1%        6.4%       5.3%
                                     ------    ------      ------     ------
   Operating expenses                 88.9%     90.1%       89.2%      89.7%
                                     ------    ------      ------     ------
Operating income                      11.1%      9.9%       10.8%      10.3%
                                     ------    ------      ------     ------
Other income                           0.8%      0.2%        0.4%       0.1%
                                     ------    ------      ------     ------
Income before income taxes            11.9%     10.1%       11.2%      10.4%

Income taxes                           1.6%      1.5%        1.4%       1.7%
                                     ------    ------      ------     ------
Net income                            10.3%      8.6%        9.8%       8.7%
                                     ======    ======      ======     ======

                 Direct costs as a percentage of revenues decreased during the Current Quarter and Current Period as compared to the prior year comparable periods. The increase in operating margins is largely due to lower costs for the Company's US lower 48 operations. Selling, general and administrative expenses as a percentage of revenues decreased during the Current Quarter and Current Period due to the increase in revenues, as these expenses were spread over a larger revenue base. Depreciation expense as a percentage of revenues increased during the Current Quarter and Current Period as a result of capital expenditures and acquisitions made during fiscal 1995 and 1996.

                 In December 1995, the Venezuela bolivar devalued by approximately 71%, from an official fixed exchange rate of 170 bolivars to the US dollar, to 290 bolivars to the US dollar, due to the deterioration in that country's economic condition. As a result of the devaluation, the Company recognized a translation gain of $.3 million during the Current Period as the Company had a bolivar denominated net monetary liability position. In April 1996, the Venezuelan government, as a part of moving towards a free market economy, eliminated exchange rate control policies that had been established in June 1994. As a result, the bolivar was allowed to float, and devalued by an additional 55% to 70% as the exchange rate ranged from 450 to 500 bolivars to the US dollar. The Company does not expect to recognize either a significant gain or loss from the devaluation, as the Company's bolivar denominated net monetary position is immaterial.

                 The current and deferred income tax provision for all the periods presented primarily relate to foreign operations including Canada, as substantially all of the US taxable income is offset by available net operating loss carryforwards ("US NOL"). As a result of the Company's available US NOL, the Company does not expect to pay any regular US federal income taxes until the Company's US NOL has been fully utilized, or expires unutilized.
For US federal income tax purposes, the Company has net operating loss carryforwards of approximately $180.0 million that, if not utilized will expire from 1999 to 2009. For accounting purposes, the Company may begin sometime during fiscal year 1997 to record non-cash US federal deferred income taxes depending on the relationship between the amount of the Company's unused US federal net operating loss carryforward and the temporary differences between the book and tax basis in the Company's assets.

LIQUIDITY AND CAPITAL RESOURCES

                 Cash and cash equivalents decreased by $9.1 million during the Current Period as compared to a decrease of $8.4 million during the prior year comparable period.

                 Net cash provided by operating activities totaled $28.0 million during the Current Period compared to $27.4 million during the prior year comparable period. During the Current Period and prior year comparable period, net income, as adjusted for non-cash items such as depreciation, was partially offset by the negative impact on cash from changes in the Company's working capital accounts.

                 Net cash used for investing activities totaled $53.6 million during the Current Period compared to $32.7 million during the prior year comparable period. Capital expenditures, cash paid for an acquisition in Alaska and purchases of marketable securities represented the primary uses of cash during the Current Period, partially offset by cash provided from the sales of marketable securities and fixed assets. During the prior year comparable period, capital expenditures, cash paid for the acquisition of Delta Drilling Company and the purchase of marketable securities represented the primary uses of cash, partially offset by maturities and sales of marketable securities.

                 Financing activities provided cash totaling $16.5 million during the Current Quarter compared to $3.1 million in cash used during the prior year comparable period. During the Current Period cash was provided by long-term and short-term borrowings, common stock transactions, and a decrease in restricted cash. In the prior year period, cash was used for scheduled principal payments on long-term obligations, and treasury stock transactions, while cash was provided by short-term borrowings.

                 The Company's cash and cash equivalents and short-term investments in marketable securities totaled $12.9 million as of March 31, 1996. In addition, the Company had long-term investments in marketable securities of $10.5 million as of March 31, 1996. The Company currently has credit facility arrangements with a number of banks totaling $90.6 million. These credit facilities are limited at any given time to receivables of certain of the Company's subsidiaries. As of March 31, 1996, remaining availability, after borrowings on the facilities and outstanding letters of credit, totaled approximately $33.5 million.

                 As of March 31, 1996, the Company had capital expenditure commitments totaling approximately $10.1 million. In addition, on April 30, 1996, the Company completed the acquisition of Exeter and Gibson (Note 5). The cash consideration paid as part of the acquisition totaled $28.6 million and was funded by using the Company's credit facilities.

                 The Company currently has authorization from the Board of Directors to repurchase $40.0 million of its common stock in the open market by privately negotiated transactions.

                 On April 12, 1996, Nabors filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission to allow for offerings from time to time of up to $250 million in debt securities, preferred stock, common stock, depository shares, or warrants. On May 10, 1996 the Company announced its plans to offer $125 million of Convertible Subordinated Notes due 2006 in a public offering.

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

                           PART II OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         At the 1996 Annual Meeting of Shareholders held on March 5, 1996, 79,188,669 shares were present in person and by proxy, constituting 93.6% of the outstanding common stock of the Company entitled to vote. The matters voted upon at the Annual Meeting were as follows:

         Election of Directors: Three Class II directors were elected to the Board of Directors of the Company to serve for a three year term:

         Anthony G. Petrello
         -------------------
         Votes Cast in favor:              77,528,739
         Votes Withheld:                    1,659,930

         Myron M. Sheinfeld
         ------------------
         Votes Cast in favor:              78,657,301
         Votes Withheld:                      531,368

         Martin J. Whitman
         -----------------
         Votes Cast in favor:              78,649,615
         Votes Withheld:                      539,054

         Class I Directors, Messrs. Hans W. Schmidt and Richard A. Stratton terms of office as a director continued after the meeting with terms expiring in 1998.

         Class III Directors, Messrs: Gary T. Hurford, Eugene M. Isenberg and Jack Wexler, terms of office as a director continued after the meeting with terms expiring in 1998.

         Incentive Compensation Plan. The performance-based plan for officers and other management that provides annual incentive opportunities linked to specific performance measures was passed at the annual meeting and received the following votes:

         For:             74,568,296
         Against:          3,656,050
         Abstain:            964,323

         1996 Employee Stock Plan. The plan is to provide incentives for approximately 120 key officers and management employees of the Company and its affiliates was passed at the annual meeting and received the following votes:

         For:             52,720,839
         Against:         16,293,553
         Abstain:            775,900
         Non-Vote:         9,398,377

Item 5.  Other Information


         On April 12, 1996, Nabors filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission to allow for offerings from time to time of up to $250 million in debt securities, preferred stock, common stock, depository shares, or warrants. On May 10, 1996 the Company announced its plans to offer $125 million of Convertible Subordinated Notes due 2006 in a public offering.

Item 6.  Exhibits and Reports on Form 8-K

            (a)  Exhibits

            27   Financial Data Schedule

            (b)  Reports on Form 8-K

            No reports on Form 8-K were filed during the three months ended March 31, 1996.




                                   SIGNATURES

                 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NABORS INDUSTRIES, INC.



                                            /s/ Anthony G. Petrello
                                        -----------------------------------
                                        Anthony G. Petrello
                                        President and Chief Operating Officer



                                            /s/ Bruce P. Koch
                                        -----------------------------------
                                        Bruce P. Koch
                                        Vice President of Finance

Dated:  May 10, 1996

                   EXHIBIT  INDEX


       27  --  Financial Data Schedule