Form 10-Q
period 1996-06-30
NABORS INDUSTRIES INC
filed 1996-08-14
CIK 798943

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1996
                               --------------------

                                       OR

    [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the transition period __________________ to ___________________

Commission file number    1-9245
                       -----------

                             NABORS INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                   93-0711613
- -------------------------------                   ------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)

              515 W. Greens Road, Suite 1200, Houston, Texas 77067
              ----------------------------------------------------
                   (Address of principal executive offices)
                                   (Zip Code)

                                  713-874-0035
               --------------------------------------------------
              (Registrant's telephone number, including area code)

 ----------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if change since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  | X |     No____


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Number of shares of common stock outstanding as of July 31, 1996 totaled 86,793,238.

                             NABORS INDUSTRIES, INC.


                                      INDEX
                                      -----
                                                                   Page No.
Part I   Financial Information                                     --------

    Item 1. Financial Statements

             Condensed Consolidated Balance Sheets as of
             June 30, 1996 and September 30, 1995                     2

             Condensed Consolidated Statements of
             Income and Retained Earnings for the Three
             Months and Nine  Months  Ended June 30, 1996 and
             1995                                                     3

             Condensed Consolidated Statements of Cash
             Flows for the Nine Months Ended June
             30, 1996 and 1995                                        4

             Notes to Condensed Consolidated
             Financial Statements                                     5

    Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                               7

Part II   Other Information

    Item 6. Exhibits and Reports on Form 8-K                         11

Signatures                                                           11

PART I   FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                   NABORS INDUSTRIES, INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                   (In thousands, except per share amounts)


                                                      June 30,         September 30,
                                                        1996               1995
                                                   ------------       -------------
ASSETS
Current assets:
   Cash and cash equivalents                       $    103,660        $      12,038
   Marketable securities                                 11,255                3,296
   Accounts receivable, net                             178,419              132,482
   Inventory and supplies                                16,861               14,079
   Prepaid expenses and other current assets             26,925               21,550
                                                   ------------        -------------
          Total current assets                          337,120              183,445
Property, plant and equipment, net                      479,973              393,464
Marketable securities                                    10,969                9,645
Other long-term assets                                   16,248                6,718
                                                   ------------        -------------
          Total assets                             $    844,310        $     593,272
                                                   ============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term obligations        $     13,259        $      11,158
   Short-term borrowings                                  8,778               30,684
   Trade accounts payable                                50,894               53,891
   Accrued liabilities                                   70,640               48,944
   Income taxes payable                                   8,140                4,876
                                                   ------------        -------------
          Total current liabilities                     151,711              149,553
Long-term obligations                                   232,370               51,478
Other long-term liabilities                               7,375                7,643
Deferred income taxes                                    17,270               15,848
                                                   ------------        -------------
          Total liabilities                             408,726              224,522
                                                   ------------        -------------

 Commitments and contingencies

 Stockholders' equity:
   Preferred stock, par value $.10 per share:
        Authorized 10,000 shares; none issued
        or outstanding                                       -                    -
   Capital stock, par value $.10 per share:
        Authorized common shares 200,000;
          issued and outstanding 87,265 and 85,017        8,727                8,502

    Authorized Class B shares 8,000,
          none issued or outstanding                         -                    -
    Capital in excess of par value                      250,020              229,267
    Cumulative translation adjustment                    (2,818)              (2,670)
    Net unrealized gain on marketable securities          2,858                  354
    Retained earnings since May 1, 1988                 179,961              138,091
    Less treasury stock, at  cost, 489 and 755
        common shares                                    (3,164)              (4,794)
                                                   ------------        -------------
          Total stockholders' equity                    435,584              368,750
                                                   ------------        -------------
          Total liabilities and stockholders'
             equity                                $    844,310        $     593,272
                                                   ============        =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              AND RETAINED EARNINGS
       FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 1996 AND 1995
                    (In thousands, except per share amounts)


                                               Three Months              Nine Months
                                          --------------------     --------------------
                                              1996       1995          1996       1995
                                          ---------  ---------     ---------  ---------
Revenues                                  $ 181,336  $ 152,673     $ 508,993  $ 422,010
                                          ---------  ---------     ---------  ---------

Operating expenses:
   Direct costs                             134,570    115,883       379,049    318,453
   General and administrative expenses       14,908     12,808        41,563     37,421
   Depreciation and amortization             11,308      8,850        32,310     23,186
                                          ---------  ---------     ---------  ---------
       Operating expenses                   160,786    137,541       452,922    379,060
                                          ---------  ---------     ---------  ---------

Operating income                             20,550     15,132        56,071     42,950
                                          ---------  ---------     ---------  ---------

Other income (expense):
   Interest expense                          (3,476)    (2,049)       (7,590)    (6,143)
   Interest income                              496        292           937      1,142
   Gain on sales of long-term assets            440        566         1,956      1,311
   Other income, net                          4,047        253         7,278      2,932
                                          ---------  ---------     ---------  ---------
       Other income (expense)                 1,507       (938)        2,581       (758)
                                          ---------  ---------     ---------  ---------

Income before income taxes                   22,057     14,194        58,652     42,192
                                          ---------  ---------     ---------  ---------

Income taxes:
   Current                                    2,637        924         6,418      3,662
   Deferred                                     751        225         1,481      2,128
                                          ---------  ---------     ---------  ---------
       Total income taxes                     3,388      1,149         7,899      5,790
                                          ---------  ---------     ---------  ---------

Net income                                   18,669     13,045        50,753     36,402

Reclassification of pre-quasi-
  reorganization tax benefit                 (4,183)    (3,000)       (8,883)    (9,428)

Retained earnings, beginning of period      165,475    112,094       138,091     95,165
                                          ---------  ---------     ---------  ---------

Retained earnings, end of period          $ 179,961  $ 122,139     $ 179,961  $ 122,139
                                          =========  =========     =========  =========

Earnings per share:
   Primary                                $     .20  $     .15     $     .55  $     .42
                                          =========  =========     =========  =========
   Fully diluted                          $     .20  $     .15     $     .54  $     .41
                                          =========  =========     =========  =========

Weighted average number of shares
   outstanding:
   Primary                                   94,543     88,889        92,488     87,412
                                          =========  =========     =========  =========
   Fully diluted                             95,164     89,539        94,446     89,446
                                          =========  =========     =========  =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   NABORS INDUSTRIES, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED JUNE 30, 1996 AND 1995
                                (In thousands)



                                                                 1996              1995
                                                             ----------       -----------
Net cash provided by operating activities                    $   41,903       $    44,281
                                                             ----------       -----------
Cash flows from investing activities:
   Purchases of marketable securities, trading                   (6,585)               -
   Sales of marketable securities, trading                        2,808                -
   Purchases of marketable securities, available for sale            -             (2,273)
   Sales of marketable securities, available-for-sale             1,699               373
   Purchases of marketable securities, held-to-maturity              -             (5,121)
   Maturities of marketable securities, held-to-maturity             -             21,254
   Sales of marketable securities, held-to-maturity                  -             12,416
   Payments received on notes receivable                             61                59
   Cash paid for acquisitions, net                              (33,754)          (20,000)
   Capital expenditures                                         (97,464)          (67,419)
   Proceeds from sales of long-term assets and insurance
     claims                                                      11,316             3,666
                                                             ----------       -----------
Net cash used for investing activities                         (121,919)          (57,045)
                                                             ----------       -----------

 Cash flows from financing activities:
   Decrease in restricted cash                                      889               295
   Increase (decrease) in long-term borrowings, net             182,993           (13,047)
  (Decrease) increase in short-term borrowings, net             (21,906)           19,024
   Common and treasury stock transactions                         9,662              (607)
                                                             ----------       -----------
Net cash provided by financing activities                       171,638             5,665
                                                             ----------       -----------

Net increase (decrease) in cash and cash equivalents             91,622            (7,099)

Cash and cash equivalents, beginning of period                   12,038            22,563
                                                             ----------       -----------

Cash and cash equivalents, end of period                     $  103,660       $    15,464
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

                  In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 1996 and the results of its operations and its cash flows for the respective periods ended June 30, 1996 and 1995. Interim results for the nine months ended June 30, 1996 are not necessarily indicative of results which will be realized for the full year ending September 30, 1996.


Note 2  Acquisitions

                  On April 30, 1996, the Company completed the acquisition of Exeter Drilling Company ("Exeter") and its subsidiary, J.W. Gibson Well Service Company ("Gibson"), from Occidental Oil and Gas Corporation. The consideration consisted of $18.0 million in cash, $4.0 million (266,223 shares) of Nabors common stock, and $10.6 million paid in cash for Exeter's and Gibson's working capital. Exeter's drilling fleet consists of 49 actively marketed rigs. The majority of its active fleet is composed of rigs operating in the Rocky Mountains. Gibson, currently operates 78 workover and well servicing rigs in the Rocky Mountains, the mid-continent region of North America and New Mexico. The acquisition was accounted for under the purchase method of accounting; accordingly, the total purchase price was allocated to net assets based on estimated fair values. The results of Exeter's and Gibson's operations have been included in the consolidated financial statements of the Company commencing on the effective date of the acquisition.

Note 3  Long-term Obligations

                  On May 28, 1996, the Company issued $172.5 million of 5% Convertible Subordinated Notes with a scheduled maturity in 2006 (the "Notes"). The Notes are convertible into common shares of the Company at a conversion price of $18.125 per share, subject to an adjustment in certain events. The Notes are not redeemable prior to May 15, 1999. Thereafter, the Company may redeem the notes initially at 103.5% and at decreasing prices thereafter to 100% at maturity, in each case together with accrued and unpaid interest. The Notes also may be repaid at the option of the holder at 101% anytime prior to May 15, 2006 if there is a Change in Control, as defined in the subordinated indenture relative to the Notes, together with accrued and unpaid interest.

Note 4  Capital Stock

                  During the nine month period ended June 30, 1996, 2,216,575 options were exercised at prices ranging from $0.75 to $10.000 per share. In addition, 31,768 common shares were issued upon vesting under a stock award plan.

                  During October 1995, the Company purchased for $1.0 million, 650,000 warrants that the Company had previously issued in connection with the purchase of several drilling rigs in April 1994. The warrants were excercisable until April 1996 at $7.92 per share.

                  On April 30, 1996, the Company issued 266,223 common shares, that were previously held in treasury, to Occidental Oil and Gas Corporation in connection with the Exeter acquisition (Note 2).

                  During June 1996, 1,100,000 warrants previously issued in connection with the acquisition of the drilling assets of Grace Drilling Company expired.

Note 5  Commitments and Contingencies

Capital Expenditures

                  As of June 30, 1996, the Company had capital expenditure purchase commitments outstanding of approximately $19.2 million.

Contingencies

                  A petition was filed on March 4, 1994, in the 61st Judicial Court, of Harris County, Texas, against Nealwell Drilling Limited ("Nealwell") and Sundowner Offshore Services, Inc. ("Sundowner"), asserting that Nealwell breached a contract, and Sundowner tortiously interfered with alleged contract rights of Primrose Drilling Ventures, Ltd., when Sundowner purchased a jackup workover rig from Nealwell for $2.0 million in cash. Sundowner was merged with a subsidiary of Nabors during October 1994. Primrose has alleged approximately $34.5 million in actual damages, as well as exemplary damages not less than its actual damages. Company management believes that the litigation instituted by Primrose is without merit and intends to vigorously defend all claims of Primrose. The case is in the discovery stages.

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

ITEM 2.
                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Third Quarter and First Nine Months of Fiscal Year 1996 Compared to Third Quarter and First Nine Months of Fiscal Year 1995

                  Company revenues for the third quarter of fiscal year 1996 ("Current Quarter") and the first nine months of fiscal year 1996 ("Current Period") totaled $181.3 million and $509.0 million, respectively, representing a 19% and 21% increase over the prior year comparable period amounts. Operating income during the Current Quarter and Current Period totaled $20.6 million and $56.1 million, respectively, compared to $15.1 million and $43.0 million in the prior year comparable periods. Net income totaled $18.7 million ($.20 per share) and $50.8 million ($.54 per share) during the Current Quarter and Current Period, respectively, compared to $13.0 million ($.15 per share) and $36.4 million ($.41 per share) during the prior year comparable periods. The significant improvement in operating results during the Current Quarter and Current Period was due primarily to improved results of the Company's operations in Alaska, the Gulf of Mexico, the US Lower 48, and South and Central America.

                  The following tables set forth certain financial information with respect to the Company and its subsidiaries on a consolidated basis by geographical area :

                                          Third Quarter                                         First Nine Months
                       ---------------------------------------------------    ----------------------------------------------------
                                                           (In thousands, except percentages)
                              1996             1995           Variance               1996             1995             Variance
                       ---------------   ---------------   ---------------    ---------------   ---------------   ----------------
Revenues:
  North America        $133,495    74%   $111,268    73%   $22,227    20%     $373,087    73%   $308,123    73%    $64,964     21%
  International          47,841    26%     41,405    27%     6,436    16%      135,906    27%    113,887    27%     22,019     19%
                       ---------------   ---------------   ---------------    ---------------   ---------------   ----------------
                       $181,336   100%   $152,673   100%   $28,663    19%     $508,993   100%   $422,010   100%    $86,983     21%
                       ===============   ===============   ===============    ===============   ===============   ================

Operating income:
  North America         $15,704    65%    $12,697    69%    $3,007    24%     $43,705     67%    $36,716    71%     $6,989     19%
  International           8,590    35%      5,758    31%     2,832    49%      21,819     33%     15,321    29%      6,498     42%
                       ---------------   ---------------   ---------------    ---------------   ---------------   ----------------
                         24,294   100%     18,455   100%     5,839    32%      65,524    100%     52,037   100%     13,487     26%
  Corporate expenses     (3,744)           (3,323)            (421)  (13%)     (9,453)            (9,087)             (366)    (4%)
                       ---------------   ---------------   ---------------    ---------------   ---------------   ----------------
                        $20,550           $15,132           $5,418    36%     $56,071            $42,950           $13,121     31%
                       ===============   ===============   ===============    ===============    ==============   ================


                               Third Quarter                            First Nine Months
                   -----------------------------------------  ----------------------------------------
                          1996                 1995                 1996                1995
                   -------------------   -------------------  --------------------  ------------------
                    Rig        Rig        Rig       Rig         Rig       Rig        Rig     Rig
Rig activity (1):  Years   Utilization   Years   Utilization   Years   Utilization  Years  Utilization
                   ------  -----------   -----   -----------   -----   -----------  -----  -----------
  North America     150.8       55%      135.2       55%       146.6       57%      129.2      55%
  International      28.9       61%       27.8       64%        27.9       61%       25.9      61%
                   -----------------------------------------   ---------------------------------------
                    179.7       56%      163.0       56%       174.5       58%      155.1      56%
                   =========================================   =======================================

(1) Excludes labor contracts and Gibson workover and well servicing rigs.


                  North America (including Canada) revenues totaled $133.5 million and $373.1 million during the Current Quarter and Current Period, respectively, representing a 20% and 21% increase over the prior year comparable periods. Alaska operation revenues increased by 20% and 30% during the Current Quarter and Current Period, respectively. Revenues for Peak Oilfield Services, the Company's Alaskan construction and logisitics joint venture, increased during the Current Quarter and Current Period as a result of the October 1995 acquisition of Alaska Interstate Construction ("AIC"). Additionally, Alaskan drilling results were flat during the Current Quarter, but improved during the Current Period as 1.3 additional rigs worked as compared to the prior year. Gulf of Mexico operation revenues increased during the Current Quarter and Current Period by 19% and 25%, respectively as a result of increased equivalent rig years and higher dayrates for the Company's platform drilling rigs and platform workover rigs, as well as increased equivalent rig years for the Company's jackup workover rigs as compared to the prior year comparable periods. Platform drilling rig equivalent rig years increased in part as a result of the purchase of rig 85 from Mayronne Enterprises, Inc. during fiscal 1995, as this rig commenced operations in the first quarter of fiscal year 1996. Additionally, the newly constructed MASE(TM) rig 802 began working in June 1996. Platform workover rig equivalent rig years increased due to the addition of the newly constructed Super Sundowner XVI rig, which commenced operations in September 1995. Additionally, Sundowner XII was redeployed from Australia to the Gulf of Mexico in May 1995. Revenues for the Company's US Lower 48 operations increased during the Current Quarter and Current Period by 25% and 22% respectively. The increase in revenues was primarily attributable to increased equivalent rig years associated with the addition of the Delta Drilling Company rigs acquired in January 1995, and the Exeter Drilling Company rigs acquired in April 1996. Equivalent North America rig years during the Current Quarter and Current Period totaled 150.8 years and
146.6 years, respectively, as compared to 135.2 years and 129.2 years during the prior year comparable periods.

                   International revenues totaled $47.8 million and $135.9 million during the Current Quarter and Current Period, respectively, representing a 16% and 19% increase over the prior year comparable periods. Revenues for the Company's South and Central America operations increased during the Current Quarter and Current Period by 50% and 46%, respectively, primarily due to higher dayrates and increased activity in Venezuela, where equivalent rig years totaled 14.6 years and 14.2 years, respectively, as compared to 12.1 years and 11.4 years during the prior year comparable periods. Additionally, South and Central American revenues increased as a result of the newly constructed MASE(TM) rig 801, which began operations in Trinidad during January 1996, and a one rig drilling contract in Colombia, which commenced during the first quarter of fiscal year 1996. UK North Sea revenues increased during the Current Quarter and Current Period by 8% and 11%, respectively, as a result of additional labor contracts as compared to the prior year comparable periods. Equivalent international rig years during the Current Quarter and Current Period totaled
28.9 years and 27.9 years, respectively, as compared with 27.8 years and 25.9 years in the prior year comparable periods.

                  The following table sets forth selected consolidated financial information of the Company expressed as a percentage of total operating revenues:

                                                    Third Quarter          First Nine Months
                                                --------------------     ---------------------
                                                  1996         1995        1996         1995
                                                -------      -------     --------      -------
Revenues                                         100.0%       100.0%      100.0%        100.0%
                                                -------      -------     --------      -------

Operating expenses:
   Direct costs                                   74.2%        75.9%       74.5%         75.4%
   General and administrative expenses             8.2%         8.4%        8.2%          8.9%
   Depreciation and amortization                   6.3%         5.8%        6.3%          5.5%
                                                -------      -------     --------      -------
       Operating expenses                         88.7%        90.1%       89.0%         89.8%
                                                -------      -------     --------      -------

Operating income                                  11.3%         9.9%       11.0%         10.2%

Other income (expense)                             0.8%        (0.6%)       0.5%         (0.2%)
                                                -------      -------     --------      -------

Income before income taxes                        12.1%         9.3%       11.5%         10.0%

Income taxes                                       1.8%         0.8%        1.5%          1.4%
                                                -------      -------     --------      -------
Net income                                        10.3%         8.5%       10.0%          8.6%
                                                =======      =======     ========      =======


                  Direct costs as a percentage of revenues decreased during the Current Quarter and Current Period as compared to the prior year comparable periods. The increase in operating margins is largely due to improved margins for the Company's South and Central American operations, primarily Venezuela and the contribution of the newly constructed MASE(TM) rig 801, which began operations in Trinidad in January 1996. Depreciation and amortization expense as a percentage of revenues increased during the Current Quarter and Current Period as a result of capital expenditures and acquisitions made during fiscal years 1995 and 1996.

                  Interest expense increased during the Current Quarter and Current Period primarily as a result of short-term borrowings in Venezuela at a high interest rate, for foreign currency hedging purposes, as well as interest associated with the $172.5 million 5% Subordinated Notes issued on May 28, 1996.

                  In December 1995, the Venezuela bolivar devalued by approximately 71%, from an official fixed exchange rate of 170 bolivars to the US dollar, to 290 bolivars to the US dollar, due to the deterioration in that country's economic condition. As a result of the devaluation, the Company recognized a translation gain of $.3 million during the first quarter of fiscal year 1996, as the Company had a bolivar denominated net monetary liability position. In April 1996, the Venezuelan government, as a part of moving towards a free market economy, eliminated exchange rate control policies that had been established in June 1994. As a result, the bolivar was allowed to float, and devalued by an additional 55% to 70% as the exchange rate ranged from 450 to 500 bolivars to the US dollar. The Company recognized an insignificant translation gain during the Current Quarter as a result of the devaluation. The Company currently maintains a bolivar denominated net monetary liability position as a result of bolivar denominated borrowings in Venezuela, and does not expect to recognize a significant loss from any future devaluations.

                  Other income increased during the Current Quarter and Current Period primarily as a result of gains on insurance claims amounting to $2.2 million and $2.5 million during the Current Quarter and Current Period, respectively. Additionally, realized and unrealized gains on marketable securities amounted to $1.6 million and $4.1 million during the Current Quarter and Current Period, respectively. Other income during the prior year periods consisted primarily of realized and unrealized gains on marketable securities amounting to $.2 million and $2.5 million during the prior year quarter and nine month period, respectively.

                  The current and deferred income tax provisions for all the periods presented primarily relate to foreign operations including Canada, as substantially all of the US taxable income is offset by available net operating loss carryforwards ("US NOL"). As a result of the Company's available US NOL, the Company does not expect to pay any regular US federal income taxes until the Company's US NOL has been fully utilized, or expires unutilized. For US federal income tax purposes, the Company has net operating loss carryforwards of approximately $150 million that, if not utilized will expire from 1999 to 2009. For accounting purposes, the Company expects to begin sometime during the beginning of fiscal year 1997, to record non-cash US federal deferred income taxes depending on the relationship between the amount of the Company's unused US federal net operating loss carryforward and the temporary differences between the book and tax basis in the Company's assets. The temporary differences arise from taking accelerated depreciation for tax return purposes as compared to a lower depreciation amount recorded for financial statement purposes. As a result, the Company's effective book tax rate during fiscal year 1997 and thereafter should be in the 30% to 35% range. Non-cash deferred taxes should represent approximately 70% of this amount until the point in time when the US NOL has been fully utilized or expires. At current earnings and capital expenditure levels, the Company does not expect to pay any regular US federal income taxes until fiscal year 1999 or later.

LIQUIDITY AND CAPITAL RESOURCES

                  Cash and cash equivalents increased by $91.6 million during the Current Period as compared to a decrease of $7.1 million during the prior year comparable period.

                  Net cash provided by operating activities totaled $41.9 million during the Current Period compared to $44.3 million during the prior year comparable period. During the Current Period and prior year comparable period, net income, as adjusted for non-cash items such as depreciation, was partially offset by the negative impact on cash from changes in the Company's working capital accounts.

                  Net cash used for investing activities totaled $121.9 million during the Current Period compared to $57.0 million during the prior year comparable period. Capital expenditures, cash paid for the Exeter Drilling Company and AIC acquisitions, as well as purchases of marketable securities represented the primary uses of cash during the Current Period, partially offset by cash provided from the sales of marketable securities and fixed assets and insurance claims. During the prior year comparable period, capital expenditures, cash paid for the acquisition of Delta Drilling Company and the purchase of marketable securities represented the primary uses of cash, partially offset by maturities and sales of marketable securities.

                  Financing activities provided cash totaling $171.6 million during the Current Quarter compared to $5.7 million during the prior year comparable period. During the Current Period cash was provided by long-term borrowings, including the $172.5 million Convertible Subordinated Notes issued during May 1996 (Note 3), and common stock transactions, partially offset by a reduction in short-term borrowings. In the prior year period, cash was provided by short-term borrowings, partially offset by cash used for scheduled principal payments on long-term obligations, and treasury stock transactions.

                  The Company's cash and cash equivalents and short-term investments in marketable securities totaled $114.9 million as of June 30, 1996. In addition, the Company had long-term investments in marketable securities of $11.0 million as of June 30, 1996. The Company currently has credit facility arrangements with a number of banks totaling $64.6 million. As of June 30, 1996, remaining availability, after borrowings on the facilities and outstanding letters of credit, totaled approximately $44.0 million.

                  As of June 30, 1996, the Company had capital expenditure purchase commitments outstanding of approximately $19.2 million.

                  The Company currently has authorization from the Board of Directors to repurchase $40.0 million of its common stock in the open market or by privately negotiated transactions.

                  On April 12, 1996, Nabors filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission to allow for offerings from time to time of up to $250 million in debt securities, preferred stock, common stock, depository shares, or warrants. On May 28, 1996 the Company issued $172.5 million of the Notes due 2006. The Notes yield 5% and are convertible into common shares of the Company at a conversion price of $18.125 per share.

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

PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

             (a)  Exhibits

             27   Financial Data Schedule

             (b)  Reports on Form 8-K

             A Form 8-K was filed on May 28, 1996 that included; (i) the underwriting agreement between the Registrant and Solomon Brothers Inc, Goldman Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith and Simmons & Company International, as representatives of the several underwriters named therein, in connection with the offering of $172.5 million aggregate principal amount of the Notes due 2006,
             (ii) the form of indenture pertaining to certain of the Company's subordinated debt securities (including the Notes) and (iii) the form of supplemental indenture to said indenture, establishing the terms of the Notes.



                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         NABORS INDUSTRIES, INC.



                                                  /s/ Anthony G. Petrello
                                         -------------------------------------
                                         Anthony G. Petrello
                                         President and Chief Operating Officer



                                                 /s/ Bruce P. Koch
                                         -------------------------------------
                                         Bruce P. Koch
                                         Vice President of Finance

Dated: August 14, 1996

                              INDEX TO EXHIBITS



        27 --   Financial Data Schedule