Form 10-K405
period 1996-09-30
NABORS INDUSTRIES INC
filed 1996-12-30
CIK 798943

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996         COMMISSION FILE NO.: 1-9245


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

                                (281) 874-0035
               (REGISTRANT'S TELEPHONE NUMBER, INCLUDE AREA CODE)


          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                          NAME OF EACH
          TITLE OF EACH CLASS                    EXCHANGE ON WHICH REGISTERED

   COMMON STOCK, $.10 PAR VALUE, PER SHARE       AMERICAN STOCK EXCHANGE, INC.

         INDICATE BY CHECK MARK WHETHER REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.    YES   X        NO
                                         ------        ------

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ X ]

         THE AGGREGATE MARKET VALUE ON NOVEMBER 30, 1996 OF VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS APPROXIMATELY $1,432 MILLION.

         THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF NOVEMBER 30, 1996 WAS 91,374,156.


                      DOCUMENTS INCORPORATED BY REFERENCE
                        (TO THE EXTENT INDICATED HEREIN)

 SPECIFIED PORTIONS OF THE 1996 ANNUAL REPORT TO STOCKHOLDERS (PARTS I AND II)
    SPECIFIED PORTIONS OF THE NOTICE OF ANNUAL MEETING OF STOCKHOLDERS AND
                          PROXY STATEMENT (PART III)

                                        PART I

ITEM 1.  BUSINESS

OVERVIEW

Nabors Industries, Inc. (collectively with its subsidiaries, "Nabors" or the "Company") is the largest land drilling contractor in the world. The Company, which was incorporated in Delaware in 1978, has principally been engaged in oil, gas and geothermal land drilling operations in Alaska, the US Lower 48 states and Canada, and internationally in the Middle East, the Far East, the Commonwealth of Independent States ("CIS"), North and West Africa and South and Central America. Nabors, through its subsidiaries, including primarily Sundowner Offshore Services, Inc. ("Sundowner"), provides offshore drilling, well servicing and workover services in the Gulf of Mexico, Alaska's Cook Inlet and several international markets. Another Nabors subsidiary, J. W. Gibson Well Service Company, provides well servicing and workover services primarily in the Rocky Mountains and mid-continent region of the United States. The Company also provides oilfield management, engineering, transportation, construction, maintenance, well logging and other support services in selected domestic and international markets. In addition, the Company's Canrig subsidiary manufacturers top drives for a broad range of drilling rig applications.

BUSINESS STRATEGY

Since the current management group began operating the Company in 1987, the Company's business philosophy has been to establish and maintain a conservative and flexible financial posture, to build a diverse portfolio of market positions to mitigate risk and create potential for growth, to forge long-term relationships with customers, to build a cadre of talented and experienced employees, to grow and remain profitable in any market environment and to position the business for the future by maintaining flexibility. This philosophy has been implemented primarily through strategic acquisitions and internal growth in existing and new markets. Nabors also has advanced this philosophy by entering into strategic alliances with customers and by providing integrated drilling, engineering and other oilfield services responsive to customer needs.

EXPANSION BY ACQUISITIONS

Since 1988, through acquisitions of other drilling companies, asset purchases and internal expansion, the Company has grown from a land drilling business centered principally in Canada and Alaska, to an international company operating on land and offshore in many of the major oil, gas and geothermal markets in the world. In 1988, Nabors rig fleet consisted of 44 land drilling rigs. The active Nabors-owned rig fleet consists of 329 land drilling rigs, 34 offshore rigs and 70 land workover and well servicing rigs. The significant acquisitions by the Company are described below.

In November 1988, the Company acquired the Westburne Group of Companies, an international drilling contractor with land drilling operations in the Middle East, North Africa, Southeast Asia, the Far East, Australia and Canada and offshore operations in the UK North Sea. This acquisition provided the Company with its initial entry into drilling markets outside North America.

During 1990, the Company acquired Loffland Brothers Company, a leader in the domestic and international drilling industry for over 80 years, and Henley Drilling Company, a subsidiary of Hunt Oil Company. These acquisitions added 74 rigs, significantly expanded the Company's presence in the North Sea, Middle East and Canada and added major new markets, including the US Lower 48 states, Venezuela, the Gulf of Mexico and Yemen.

In 1993, the Company acquired substantially all of the assets of Grace Drilling Company, which was then the largest land driller in the United States, and the assets of Alaska United Drilling, which operates in Alaska. These acquisitions added 170 drilling rigs to the Company's fleet and significantly expanded the capabilities of the Company in the US Lower 48 states, strengthened its operations in Alaska markets and provided a supply of component parts used to reduce capital expenditure costs.

In 1994, the Company acquired Sundowner, a leader in the offshore well servicing and workover markets. The Sundowner fleet purchased in the transaction included 15 platform rigs plus one rig under construction, five jackup workover rigs and three workover and plug and abandonment barge rigs. The addition of Sundowner has allowed the Company to expand into what the Company's management believes will be significant markets in the coming years. Also in 1994, the Company acquired 16 drilling rigs from MND Drilling, a subsidiary of Mitchell Energy Development Corp., and eight mobile, medium-depth rigs from various other sources.

In 1995, the Company purchased all of the stock of Delta Drilling Company ("Delta"). In acquiring Delta, which operated primarily in Texas and Louisiana, Nabors added 30 land drilling rigs to its fleet.

In 1996, the Company acquired all of the stock of Exeter Drilling Company and its subsidiary J.W. Gibson Well Service Company, and certain other assets from other sources. In these acquisitions, the Company added 49 drilling rigs and 78 workover and well servicing rigs (10 of which were leased from third parties). These acquisitions increased the Company's available rigs primarily in the Rocky Mountains, the mid-continent region, Texas and Louisiana, and marked the Company's entry into the land workover and well service business.

After the end of the fiscal year, in November 1996, the Company sold all of its UK North Sea operations to a subsidiary of Abbot Holdings Ltd. for approximately US$36 million, plus the value of working capital, in cash as well as four-year warrants to acquire 10.8 million shares of the stock of Abbot Holdings Ltd. at 83 pence per share. During December 1996, the Company purchased 47 land drilling rigs from Noble Drilling Corporation for $60 million in cash. The rig fleet consists of 19 operating rigs and 28 stacked rigs located in the United States and Canada. Also in December 1996, the Company entered into an agreement with Adcor-Nicklos Drilling Company ("Adcor"), pursuant to which all of the stock of Adcor will be exchanged for approximately 3.4 million shares of Nabors common stock. The transaction is expected to close in January 1997. Assets to be acquired in the Adcor transaction will include 30 active and six stacked rigs located in the United States, drill pipe, spare drilling equipment, yards, vehicles and other support equipment.

ALLIANCES, INTEGRATED DRILLING SERVICES AND ENGINEERING.

An increasing number of customers have been seeking to reduce costs and improve efficiency in their exploration and development drilling programs by establishing continuing relationships, or alliances, with a smaller number of preferred drilling contractors. These alliances can result in long-term work and increased profitability for drilling contractors that are selected as partners in the alliance. The Company has been selected by certain operators as alliance partner in Alaska, the US Lower 48 states and Canada. The Company intends to continue to pursue opportunities for alliances with customers in all of the markets in which it operates.

The Company's ability to provide drilling-related services and management of drill site activities for its customers is also a factor in the Company's growth. Many major oil and gas companies are reducing the number of services they provide and the number of service contractors at a drill site, and are requiring that the contractors remaining provide such drilling-related services and management.

Contractors that have been able to adapt to this expanded role have the potential to achieve enhanced financial returns in consideration for providing these additional services. As with alliances, the Company intends to continue to seek opportunities to capitalize on its ability to provide a wide range of services to its customers in addition to drilling.

Another factor in the growth of the Company has been its ability to provide innovative, quality engineering and technical support for its drilling and oilfield support operations. The Company provides engineering services to all of its subsidiaries and to its worldwide customers from its Houston-based engineering groups.

MARKETS

ALASKA

Nabors is the leading drilling contractor in Alaska, where it owns eight Arctic land drilling and well service rigs on the North Slope and three land and one platform drilling rig in the Cook Inlet area of South Central Alaska. All of the North Slope rigs have been specifically designed to operate in severe arctic conditions and employ wheel mounted systems designed by Nabors to permit efficient movement of the rigs from well to well and over ice or gravel roads. Three of these rigs are also self-propelled to further facilitate movement and maneuverability. The well service rigs have been designed with spacing capability that allows them to move between reduced well spacing on drilling pads without disrupting production. In addition, Nabors' arctic rigs incorporate environmental protection features such as dry mud and fluid containment systems.

As a result of a restructuring in the relationship of the operators of the Prudhoe Bay Unit, the largest North Slope oilfield, the operators began to develop stronger, long-term relationships with fewer service companies. Early in 1992, Nabors was selected as the first service company to work in alliance with these operators. This alliance has resulted in significant cost reductions for the customers and has increased Nabors' market share in this major market. In fiscal 1994, the scope of the alliance was expanded to include the Milne Point Unit.

The Company has a 50% interest in Peak Oilfield Services ("Peak"), a general partnership with Cook Inlet Region, Inc., a leading Alaskan native corporation. Peak provides heavy equipment to move drilling rigs, water, other fluids and construction materials. Peak also provides construction and maintenance for roads, pads, facilities, equipment, drill sites and pipelines. Peak is a partner to a five-year alliance contract to provide maintenance services for the Prudhoe Bay Unit. Peak also has been chosen to coordinate and supply drilling support transportation services to the unit. Peak has expanded its business by the acquisition of Alaska Interstate Construction, an Alaska based company with significant experience in Arctic road and site construction. In addition, Peak has expanded its operations through the formation of Peak USA Energy Services Ltd, a Texas limited partnership, which is providing trucking and oilfield services in Texas and Oklahoma.

US LOWER 48 STATES AND CANADA

The Company currently markets 241 land rigs in the US Lower 48 states market. Eighty-eight of the rigs are diesel electric rigs controlled by a computerized SCR unit ("SCR rigs"), and 138 are capable of drilling to 15,000 feet or deeper. In addition to oil and gas drilling, Nabors is also active in West Coast geothermal drilling. Through its J. W. Gibson Well Service Company subsidiary, the Company markets 75 workover and well servicing rigs in the Rocky Mountains and the mid-continent region.

The Company also has a fleet of 28 rigs in Canada. Fifteen rigs in the fleet are diesel electric SCR rigs, seven are equipped with top drives and all of the rigs in Nabors' Canadian fleet are capable of performing exploratory and development drilling under arctic and sub-arctic conditions.

INTERNATIONAL DRILLING

South and Central America. The Company currently operates 17 land drilling rigs in Venezuela and provides crews for two rigs under labor contracts. Eight of these rigs were redeployed from other areas of the world during since fiscal year 1994 in connection with long term contracts with US-based operators and Corpoven and Maraven (affiliates of PDVSA, the government owned oil company. The Company also operates one rig in Colombia under a contract with Ecopetrol, the national oil company of Colombia, and has one rig that recently completed operations in Costa Rica and is expected to be redeployed to another country.

The Middle East. In the Middle East, Nabors operates 18 land rigs and one jackup rig. Of the 18 land rigs, seven are in Yemen, nine are in Saudi Arabia and two are in other countries. Since 1994, there has been a substantial downturn in drilling activities in Yemen and as of the end of the 1996 fiscal year, only six drilling rigs are in operation.

The Company has a fleet of equipment in Yemen, including trucks, cranes, bulldozers and other construction and transportation equipment. Because the Company's logistics service operations in Yemen have had disappointing operating results, the operations in that country have been substantially reduced.

The CIS. In the CIS, the Company owns four rigs, two of which were relocated from Russia to Kazakhstan during fiscal 1996 and a third rig which is located in the Republic of Georgia. A fourth rig was deployed to Sakhalin Island in the CIS in mid-1995 and is currently drilling there for a US-based operator. In addition, the Company is a participant in a joint venture that operates two rigs in Kazakhstan.

Far East. In the Far East, the Company owns three deep rated, diesel electric SCR land rigs in Japan. In addition, the Company has mobilized one rig from Yemen to begin a contract for a US-based operator in Laos.

Africa. The Company has two rigs in Africa, one in Gabon and one in Ethiopia.

OFFSHORE DRILLING, WORKOVER AND WELL SERVICING

With the acquisition of Sundowner in October of 1994, the Company expanded its existing offshore drilling business in the Gulf of Mexico and entered the offshore workover and well servicing business in the US Gulf of Mexico, the CIS, Europe and West Africa. Sundowner operates a fleet of 30 rigs including
14 Sundowner and Super Sundowner platform rigs, three Minimum Area
Self-Erecting (MASE(TM)) platform drilling rigs, four API platform drilling rigs, one land rig converted to an offshore platform drilling rig, five jackup workover rigs and three inland barge rigs (two of which currently are inoperable). In addition, other subsidiaries own four offshore rigs, of which one is a platform drilling rig located in Alaska, one is a jackup rig located in the Middle East and two are barges chartered to a third party. Six of the Super Sundowner rigs, two of the Sundowner rigs and all of the platform drilling rigs (including the MASE(TM) rigs) are equipped with portable top drive units to enhance drilling efficiency in sidetrack and horizontal drilling operations. A subsidiary of Sundowner also provides plug and abandonment services on the Gulf Coast. Sundowner has developed a new generation of innovative (MASE(TM)) platform drilling rigs, certain elements of which are patented, that results in reduced drilling and workover costs. One of these MASE(TM) rigs has been operating in Trinidad and two are operating in the Gulf of Mexico. The resources of the Company, combined with the Sundowner technology, are expected to facilitate expansion into new markets throughout the world.

Additional information regarding markets in which the Company operates can be found on page 5 of the Nabors Industries, Inc. 1996 Annual Report to Stockholders ("1996 Annual Report") and is incorporated herein by reference. For information regarding rig utilization in the various markets in which the Company operates, see the discussion referenced under Item 7.

ENGINEERING DEVELOPMENTS

In recent years, Nabors has been increasingly involved in engineering research and development with respect to the commercialization of new drilling technology. Through its acquisition of Sundowner, the Company owns the rights to proprietary designs and innovations which, when applied to the Company rigs, can substantially reduce the costs of drilling and working on offshore wells. These proprietary designs are being applied to a new generation of modular MASE(TM) rigs specifically for drilling. Three of these MASE(TM) rigs are presently operational.

The Company's Canrig subsidiary manufactures and markets electric top drives that are designed with enhanced safety and drilling efficiency features. This top drive design includes fixed and portable units that are being utilized in a broad range of land and offshore applications. The Company also developed an automated slant rig, capable of drilling shallow or slim hole wells.

The Company, in a joint project with a major oil company, designed and constructed a slim hole drilling rig, utilizing an advanced drilling process known as a Stratigraphic High Speed Advanced Drilling System. This small footprint, slim hole rig, which the Company now owns, is designed to enable operators to significantly cut the cost of exploration projects in remote and difficult drilling regions. The Company has built a second slim hole rig using the same technology. Both slim hole rigs are now operational in Venezuela.

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

The contract drilling, workover and well servicing industry is a highly fragmented, intensely competitive and cyclical business. Since 1982, the contract drilling business has been severely impacted by the decline and continued instability in the prices of oil and natural gas. Though these depressed economic conditions have resulted in a consolidation of the number of competitors and the reduction of the number of rigs available, the supply of available rigs, particularly in the domestic land markets, still exceeds the demand for those rigs. This excess capacity in the industry has resulted in substantial competition. Competition for services in a particular market is based on price, location, type and condition of available equipment and quality of service. In the offshore drilling well servicing and workover business, the technical capability of specialized equipment as well as technical and engineering expertise is also important. A number of large and small contractors provide competition for drilling contracts in all areas of the Company's business. Although no single drilling competitor operates in all such areas, certain competitors are present in more than one of those areas.

Within the last year, the offshore market has shown a substantial increase in price, particularly for more sophisticated semi-submersible and jackup rigs. The high demand and tight supply of these types of sophisticated rigs is also resulting in increased prices for the type of platform and workover jackup rigs operated by the Company. Within the last several months, prices for land drilling rigs have started to increase, particularly with respect to SCR rigs and rigs which are capable of drilling in excess of 15,000 feet.

Seasonality is not a significant factor with respect to the operations of the Company.

DRILLING AND SERVICE CONTRACTS

The Company's drilling rigs are employed under individual contracts which extend either over a stated period of time or the time required to drill a well or a number of wells. Drilling contracts are generally obtained through competitive bidding though some may be obtained by negotiation. Contracts are generally subject to termination by the customer on short notice, but can be firm for a number of wells or years.

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

OPERATING RISKS AND INSURANCE

The Company's operations are subject to many hazards inherent in the drilling, workover and well servicing industries including blowouts, cratering, explosions and fires, any of which could result in personal injury or death, damage to or destruction of equipment and facilities, suspension of operations, environmental damage to surrounding areas and damage to the property of others. The Company's offshore operations are also subject to the hazards of marine operations including capsizing, grounding, collision, damage from heavy weather or sea conditions and unsound bottom conditions. In addition, the Company's international operations are subject to risks of war, civil disturbances or other political events. (See also "International Operations".) To the extent that such risks are not transferred to customers by contract or indemnification agreements, the Company seeks protection through insurance which the Company's management considers to be adequate. However, there is no assurance that such insurance or indemnification agreements will be adequate to protect the Company against liability from all of the consequences of the hazards described above. The occurrence of an event not fully insured or indemnified against, or the failure of a customer to meet its indemnification obligations could result in substantial losses to the Company. In addition, there can be no assurance that insurance will be available, or, even if available, that it will be adequate or that insurance premiums or other costs will not rise significantly in the future.

INTERNATIONAL OPERATIONS

A significant portion of the Company's business is derived from international markets, including major operations in Canada, the Middle East, the North Sea and South and Central America, as well as other operations in the CIS, the Far East and Africa. Such operations may be subject to various risks, including risk of war and civil disturbances and governmental activities that may limit or disrupt markets, restrict the movement of funds or result in the deprivation of contract rights or the taking of property without fair compensation. In certain countries, such operations may be subject to the additional risk of fluctuating currency values and exchange controls. (See also "Operating Risks and Insurance".)

In the international markets in which the Company operates, it is subject to various laws and regulations with respect to the operation and taxation of its business and the import and export of its equipment from country to country, the imposition, application and interpretation of which can be uncertain.

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

EMPLOYEES

At September 30, 1996, the Company employed approximately 8,650 persons. In addition, Peak employed 864 persons.

GEOGRAPHIC DISTRIBUTION OF EARNINGS AND ASSETS

The revenues, operating income (loss) and identifiable assets of each geographic area for the three years ended September 30, 1996, can be found in
Note 14 of the Notes to Consolidated Financial Statements on page 38 of the 1996 Annual Report, which is incorporated herein by reference.


ITEM 2.  PROPERTIES

A table of information regarding the Company's rig fleet can be found on page 12 ("Rig Fleet") of the 1996 Annual Report and is incorporated herein by reference.

Many of the international drilling rigs in the Company's fleet are supported by mobile camps which house the drilling crews and a significant inventory of spare parts and supplies. In addition, the Company owns various trucks, forklifts, cranes, earth moving and other construction and transportation equipment which are used to support the drilling and logistics operations.

The Company and its subsidiaries lease or own executive and administrative office space in Houston, Texas (headquarters); Denver, Colorado; Anchorage, Alaska; Houma, Arcadia and Lafayette, Louisiana; Bakersfield, California; Englewood, Colorado; Magnolia, Texas; Calgary and Nisku, Alberta, Canada; Sana'a, Yemen; Dubai, U.A.E.; Dhahran, Saudi Arabia and Maracaibo, Anaco and Barinas, Venezuela. The Company owns or leases a number of facilities used in support of operations in each of its geographic markets.

Additional information about Properties can be found in Notes 1 and 4 of the Notes to Consolidated Financial Statements on pages 28, 29 and 32 of the 1996 Annual Report and is incorporated herein by reference.

The Company's management believes that its equipment and facilities are adequate to support its current level of operations as well as an expansion of drilling operations in those geographical areas where the Company may choose to expand.


ITEM 3.  LEGAL PROCEEDINGS

Information with respect to legal proceedings can be found in Note 11 of the Notes to Consolidated Financial Statements under the caption "Contingencies" on page 37 of the 1996 Annual Report and is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders of the Company during the quarter ended September 30, 1996.

                                        PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET

The information called for by this item can be found on the inside back cover ("Price of Common Stock") of the 1996 Annual Report and is incorporated herein by reference.

The Company has neither declared nor paid any cash dividends on its common stock since 1982. Certain debt instruments restrict the Company's ability to pay dividends. Under the terms of these instruments, Nabors may pay dividends to the extent that cumulative dividends plus certain other payments since March 31, 1989 do not exceed 50% of Nabors' cumulative net income since March 31, 1989 plus the proceeds of any offering of equity securities of Nabors that are not redeemable at the option of the holder of the securities. As of September 30, 1996 retained earnings available for dividends totaled approximately
$178 million. The Company does not intend to pay any cash dividends on its common stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

The information called for by this item can be found on page 16 ("Selected Financial Data") of the 1996 Annual Report and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information called for by this item can be found on pages 17 through 22 ("Management's Discussion and Analysis of Financial Condition and Results of Operations") of the 1996 Annual Report and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements, together with the report thereon of Coopers & Lybrand L.L.P. dated November 25, 1996 (except as to the information presented in Notes 9 and 15, for which the date is December 20, 1996) appear on pages 23 through 38 of the 1996 Annual Report and are incorporated herein by reference. With the exception of the aforementioned information and the information expressly incorporated into Items 1, 2, 3, 6, 7 and 8 hereof, the 1996 Annual Report is not deemed to be filed as part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by this item will be contained in the Nabors Industries, Inc. definitive Proxy Statement to be distributed in connection with its Annual Meeting (the "Proxy Statement") under the captions "Election of Directors" and "Executive Officers" and is incorporated herein by reference.

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission and the American Stock Exchange initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with all Section 16(a) forms which they file.

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during the two fiscal years ended September 30,1996, all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

The information called for by this item will be contained in the Proxy Statement to be distributed in connection with its Annual Meeting under the caption "Remuneration of Management" and is incorporated herein by reference; except for information not deemed to be "soliciting material" or "filed" with the SEC including the Report of the Compensation Committee on Executive Compensation and the Five Year Stock Performance Graph which is not deemed to be incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by this item will be contained in the Proxy Statement to be distributed in connection with its Annual Meeting under the caption "Share Ownership of Management and Principal Shareholders" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this item will be contained in the Proxy Statement to be distributed in connection with its Annual Meeting, under the caption "Business Relationships" and "Compensation Committee Interlocks and Insider Participation" and is incorporated herein by reference.


                                    PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                  8-K

(a)      The following documents are filed as part of this report:

         (1) Financial Statements of Nabors Industries, Inc. and Subsidiaries which are listed in Part II, Item 8 and are incorporated herein by reference from the Company's 1996 Annual Report to Stockholders from the respective page numbers indicated:

                                                                       Page No.
                  Report of Independent Accountants                       23

                  Consolidated Balance Sheets                             24

                  Consolidated Statements of Income                       25

                  Consolidated Statements of Changes in
                    Stockholders' Equity                                  26

                  Consolidated Statements of Cash Flows                   27

                  Notes to Consolidated Financial Statements              28

         (2)      Financial Statement Schedules

                  Supplemental schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

         (3)      Exhibits

                  Exhibit          Description

                  3(1) Restated Certificate of Incorporation and By-Laws of the Registrant dated May 12, 1988

                  3.1(2) Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated May 8, 1990

                  3.2(3) Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated April 12, 1991

                  3.3(7) Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated March 11, 1994

                  3.4(2) Amendment to the Restated By-Laws of the Corporation

                  4.1(11) Indenture for Subordinated Debt Securities dated May 28, 1996 between Marine Midland Bank, Trustee and Nabors Industries, Inc. in connection with $172,500,000 aggregarate principal amount of 5% Convertible Subordinated Notes due 2006 (the "Notes")

                  4.2(11) Supplemental Indenture dated May 28, 1996 between Marine Midland Bank, Trustee and Nabors Industries, Inc. in connection with the Notes

                  4.3 Registration Rights Agreement dated as of April 30, 1996 between Nabors Industries, Inc. and Occidental Oil and Gas Corporation

                  10.1(7)          1993 Stock Option Plan for Non-Employee
                                   Directors

                  10.2(10)         1994 Executive Officers Stock Plan

                  10.3(10)         1996 Employee Stock Plan

                  10.4 1994 Executive Stock Option Agreement effective December 28, 1994 between Nabors Industries, Inc. and Eugene M. Isenberg

                  10.5 1994 Executive Stock Option Agreement effective December 28, 1994 between Nabors Industries, Inc. and Anthony G. Petrello

                  10.6 1994 Executive Stock Option Agreement effective December 28, 1994 between Nabors Industries, Inc. and Richard A. Stratton

                  10.7(8) Employment Agreement effective October 1, 1994 between Nabors Industries, Inc. and Eugene M. Isenberg

                  10.8(8) Employment Agreement effective October 1, 1994 between Nabors Industries, Inc. and Anthony G. Petrello

                  10.9(9) Amendment to Employment Contract dated as of December 28, 1994 between Nabors Industries, Inc. and Richard A. Stratton

                  10.10(4) Note Purchase Agreement between Nabors Industries, Inc. and John Hancock Mutual Life Insurance Company dated October 1, 1992

                  10.11(5) Agreement and Plan of Reorganization dated as of August 26, 1993 between Equity Strategies Fund, Inc. and Nabors Industries, Inc.

                  10.12(6) Agreement and Plan of Merger dated August 12, 1994 by and Among Nabors Industries, Inc., Nabors Acquisition Corp. and Sundowner Offshore Services, Inc.

                  10.13(9) Stock Purchase Agreement entered into as of December 22, 1994 by and between Nabors Drilling USA, Inc. and Gordon P. Getty

                  10.14 Stock Purchase Agreement dated as of March 8, 1996 between Nabors Industries, Inc. and Occidental Oil and Gas Corporation as amended by Amendment No. 1 to Stock Purchase Agreement dated as of April 23, 1996

                  10.15 Share Purchase Agreement dates as of October 18, 1996 by and among Abbot Group plc, Nabors Industries, Inc., and KCA Drilling Group Limited

                  10.16 Asset Purchase Agreement between Noble Drilling Corporation, Noble Properties, Inc., Noble Drilling (Canada) Ltd. and Nabors Industries, Inc. dated November 15, 1996

                  10.17(11)        Underwriting Agreement dated May 21, 1996
                                   by and among Nabors Industries, Inc. and Salomon Brothers, Inc., Goldman, Sachs &
                                   Co., Merrill, Lynch, Pierce, Fenner &
                                   Smith, Incorporated and Simmons and
                                   Company, International as representatives of the underwriters named therein in connection with the offering of the Notes

                  12               Computation of Ratios of Earnings to Fixed
                                   Charges

                  13               1996 Annual Report to Stockholders

                  21               List of Subsidiaries of Nabors Industries,
                                   Inc.

                  23               Consent of Independent Accountants

                   27              Financial Data Schedule

-------------------------

                   (1) Incorporated by Reference to the Exhibits to Form 10-K, File No. 1-7773, filed with the Commission on January 11, 1988.

                   (2) Incorporated by Reference to the Exhibits to Form 10-K, File No. 1-9245, filed with the Commission on December 21, 1990.

                   (3) Incorporated by Reference to the Exhibits to Form 10-K, File No. 1-9245, filed with the Commission on December 30, 1991.

                   (4) Incorporated by Reference to the Exhibits to Form 10-K, File No. 1-9245, filed with the Commission on December 29, 1992.

                   (5) Incorporated by Reference to the Exhibits to Form 10-K, File No. 1-9245, filed with the Commission on December 29, 1993.

                   (6) Incorporated by Reference to the Exhibits to Form S-4, File No. 33-84188, filed with the
                            Commission on September 20, 1994.

                   (7) Incorporated by Reference to Form S-8, Registration No. 33-87322, filed with the Commission on December 29, 1994.

                   (8) Incorporated by Reference to Form 10-Q for Quarter ended June 30, 1995, File No. 1-9245, filed with the Commission on August 14, 1995.

                   (9) Incorporated by Reference to Form 10-K, File No. 1-9245 filed with the Commission on December
                            27, 1995.

                   (10) Incorporated by Reference to Form S-8, Registration No. 333-11313, filed with the Commission on September 3, 1996.

                   (11) Incorporated by Reference to Form 8-K, File No. 1-9245, filed with the Commission on May 28, 1996.


(b)       Reports on Form 8-K:

          None

                                   SIGNATURES




Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 30, 1996.




                                     NABORS INDUSTRIES, INC.



                                     By:  /s/Anthony G. Petrello
                                          ----------------------
                                          Anthony G. Petrello
                                          President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                        Title                        Date
---------                        -----                        ----

/s/ Eugene M. Isenberg      Chairman and                December 30, 1996
----------------------      Chief Executive Officer
Eugene M. Isenberg



/s/ Richard A. Stratton     Vice Chairman               December 30, 1996
----------------------
Richard A. Stratton



/s/ Anthony G. Petrello     President and               December 30, 1996
----------------------      Chief Operating Officer
Anthony G. Petrello



/s/ Martin J. Whitman       Director                    December 30, 1996
----------------------
Martin J. Whitman



/s/ Myron M. Sheinfeld      Director                    December 30, 1996
----------------------
Myron M. Sheinfeld



/s/ Jack Wexler             Director                    December 30, 1996
----------------------
Jack Wexler



/s/ Gary T. Hurford         Director                    December 30, 1996
----------------------
Gary T. Hurford



/s/ Hans Schmidt            Director                    December 30, 1996
----------------------
Hans Schmidt

Signature                        Title                     Date
---------                        -----                     ----

/s/ Michael W. Dundy        Vice President and          December 30, 1996
----------------------      General Counsel
Michael W. Dundy



/s/ Daniel McLachlin        Vice President              December 30, 1996
----------------------
Daniel McLachlin



/s/ Bruce P. Koch           Vice President - Finance    December 30, 1996
----------------------
Bruce P. Koch

                               INDEX TO EXHIBITS

                  Exhibit          Description

                  3(1) Restated Certificate of Incorporation and By-Laws of the Registrant dated May 12, 1988

                  3.1(2) Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated May 8, 1990

                  3.2(3) Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated April 12, 1991

                  3.3(7) Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated March 11, 1994

                  3.4(2) Amendment to the Restated By-Laws of the Corporation

                  4.1(11) Indenture for Subordinated Debt Securities dated May 28, 1996 between Marine Midland Bank, Trustee and Nabors Industries, Inc. in connection with $172,500,000 aggregate principal amount of 5% Convertible Subordinated Notes due 2006 (the "Notes")

                  4.2(11) Supplemental Indenture dated May 28, 1996 between Marine Midland Bank, Trustee and Nabors Industries, Inc. in connection with the Notes

                  4.3 Registration Rights Agreement dated as of April 30, 1996 between Nabors Industries, Inc. and Occidental Oil and Gas Corporation

                  10.1(7)          1993 Stock Option Plan for Non-Employee
                                   Directors

                  10.2(10)         1994 Executive Officers Stock Plan

                  10.3(10)         1996 Employee Stock Plan

                  10.4 1994 Executive Stock Option Agreement effective December 28, 1994 between Nabors Industries, Inc. and Eugene M. Isenberg

                  10.5 1994 Executive Stock Option Agreement effective December 28, 1994 between Nabors Industries, Inc. and Anthony G. Petrello

                  10.6 1994 Executive Stock Option Agreement effective December 28, 1994 between Nabors Industries, Inc. and Richard A. Stratton

                  10.7(8) Employment Agreement effective October 1, 1994 between Nabors Industries, Inc. and Eugene M. Isenberg

                  10.8(8) Employment Agreement effective October 1, 1994 between Nabors Industries, Inc. and Anthony G. Petrello

                  10.9(9) Amendment to Employment Contract dated as of December 28, 1994 between Nabors Industries, Inc. and Richard A. Stratton

                  10.10(4) Note Purchase Agreement between Nabors Industries, Inc. and John Hancock Mutual Life Insurance Company dated October 1, 1992

                  10.11(5) Agreement and Plan of Reorganization dated as of August 26, 1993 between Equity Strategies Fund, Inc. and Nabors Industries, Inc.

                  10.12(6) Agreement and Plan of Merger dated August 12, 1994 by and Among Nabors Industries, Inc., Nabors Acquisition Corp. and Sundowner Offshore Services, Inc.

                  10.13(9) Stock Purchase Agreement entered into as of December 22, 1994 by and between Nabors Drilling USA, Inc. and Gordon P. Getty

                  10.14 Stock Purchase Agreement dated as of March 8, 1996 between Nabors Industries, Inc. and Occidental Oil and Gas Corporation as amended by Amendment No. 1 to Stock Purchase Agreement dated as of April 23, 1996

                  10.15 Share Purchase Agreement dates as of October 18, 1996 by and among Abbot Group plc, Nabors Industries, Inc., and KCA Drilling Group Limited

                  10.16 Asset Purchase Agreement between Noble Drilling Corporation, Noble Properties, Inc., Noble Drilling (Canada) Ltd. and Nabors Industries, Inc. dated November 15, 1996

                  10.17(11)        Underwriting Agreement dated May 21, 1996
                                   by and among Nabors Industries, Inc. and Salomon Brothers, Inc., Goldman, Sachs &
                                   Co., Merrill, Lynch, Pierce, Fenner &
                                   Smith, Incorporated and Simmons and
                                   Company, International as representatives of the underwriters named therein in connection with the offering of the Notes

                  12               Computation of Ratios of Earnings to Fixed
                                   Charges

                  13               1996 Annual Report to Stockholders

                  21               List of Subsidiaries of Nabors Industries,
                                   Inc.

                  23               Consent of Independent Accountants

                   27              Financial Data Schedule

-------------------------

                   (1) Incorporated by Reference to the Exhibits to Form 10-K, File No. 1-7773, filed with the Commission on January 11, 1988.

                   (2) Incorporated by Reference to the Exhibits to Form 10-K, File No. 1-9245, filed with the Commission on December 21, 1990.

                   (3) Incorporated by Reference to the Exhibits to Form 10-K, File No. 1-9245, filed with the Commission on December 30, 1991.

                   (4) Incorporated by Reference to the Exhibits to Form 10-K, File No. 1-9245, filed with the Commission on December 29, 1992.

                   (5) Incorporated by Reference to the Exhibits to Form 10-K, File No. 1-9245, filed with the Commission on December 29, 1993.

                   (6) Incorporated by Reference to the Exhibits to Form S-4, File No. 33-84188, filed with the
                            Commission on September 20, 1994.

                   (7) Incorporated by Reference to Form S-8, Registration No. 33-87322, filed with the Commission on December 29, 1994.

                   (8) Incorporated by Reference to Form 10-Q for Quarter ended June 30, 1995, File No. 1-9245, filed with the Commission on August 14, 1995.

                   (9) Incorporated by Reference to Form 10-K, File No. 1-9245 filed with the Commission on December
                            27, 1995.

                   (10) Incorporated by Reference to Form S-8, Registration No. 333-11313, filed with the Commission on September 3, 1996.

                   (11) Incorporated by Reference to Form 8-K, File No. 1-9245, filed with the Commission on May 28, 1996.