Form 10-Q
period 1996-12-31
NABORS INDUSTRIES INC
filed 1997-02-14
CIK 798943

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q
       (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           December 31, 1996
                              --------------------------------------------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the transition period                              to
                          ----------------------------    ----------------------

Commission file number 1-9245
                       -------

                            NABORS INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                     93-0711613
-------------------------------              -----------------------------------
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

                                 281-874-0035
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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
Yes   X     No
    ------     ----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Number of shares of common stock outstanding as of January 31, 1997 totaled 94,805,106.

                            NABORS INDUSTRIES, INC.


                                     INDEX

                                                                                       Page No.
                                                                                       --------
Part I   Financial Information
    Item 1. Financial Statements

            Condensed Consolidated Balance Sheets at
            December 31, 1996 and September 30, 1996                                       2

            Condensed Consolidated Statements of
            Income and Retained Earnings for the Three
            Months Ended December 31, 1996 and 1995                                        3

            Condensed Consolidated Statements of Cash
            Flows for the Three Months Ended December
            31, 1996 and 1995                                                              4

            Notes to Condensed Consolidated
            Financial Statements                                                           5

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                                                     7

Part II   Other Information

    Item 6. Exhibits and Reports on Form 8-K                                              10

    Signatures                                                                            10

PART I   FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                  NABORS INDUSTRIES, INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                  (In thousands, except per share amounts)

                                                                 December 31,     September 30,
                                                                    1996              1996
                                                                  ---------         ---------
ASSETS
Current assets:
   Cash and cash equivalents                                      $  86,681         $  95,867
   Marketable securities                                              5,429             8,160
   Accounts receivable, net                                         169,314           172,720
   Inventory and supplies                                            20,114            18,528
   Prepaid expenses and other current assets                         26,595            33,259
                                                                  ---------         ---------
          Total current assets                                      308,133           328,534
Property, plant and equipment, net                                  592,923           511,203
Marketable securities                                                14,969            11,839
Other long-term assets                                               22,689            19,698
                                                                  ---------         ---------
          Total assets                                            $ 938,714         $ 871,274
                                                                  ---------         ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term obligations                       $   8,297         $   7,738
   Short-term borrowings                                              8,728            10,235
   Trade accounts payable                                            50,185            64,955
   Accrued liabilities                                               81,531            64,063
   Income taxes payable                                               7,151             9,452
                                                                  ---------         ---------
          Total current liabilities                                 155,892           156,443
Long-term obligations                                               231,055           229,504
Other long-term liabilities                                          13,241             9,139
Deferred income taxes                                                21,809            18,366
                                                                  ---------         ---------
          Total liabilities                                         421,997           413,452
                                                                  ---------         ---------

 Commitments and contingencies
 Stockholders' equity:
   Preferred stock, par value $.10 per share:
        Authorized 10,000 shares; none issued or outstanding             --                --
   Capital stock, par value $.10 per share:
        Authorized common shares 200,000;
          issued 91,871 and 87,470                                    9,188             8,747
    Authorized Class B shares 8,000; none issued or outstanding          --                --
    Capital in excess of par value                                  286,202           250,995
    Cumulative translation adjustment                                (1,842)           (2,692)
    Net unrealized gain on marketable securities                      6,290             3,728
    Retained earnings since May 1, 1988                             220,043           200,208
    Less treasury stock, at  cost, 489 common shares                 (3,164)           (3,164)
                                                                  ---------         ---------
          Total stockholders' equity                                516,717           457,822
                                                                  ---------         ---------
          Total liabilities and stockholders' equity              $ 938,714         $ 871,274
                                                                  ---------         ---------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                             AND RETAINED EARNINGS
                    (In thousands, except per share amounts)

                                               Three months ended December 31,
                                                    1996          1995
                                                 ---------    ---------
Revenues                                         $ 204,140    $ 164,338
                                                 ---------    ---------
Operating expenses:
   Direct costs                                    151,818      124,459
   General and administrative expenses              14,560       12,538
   Depreciation and amortization                    13,664       10,009
                                                 ---------    ---------
       Operating expenses                          180,042      147,006
                                                 ---------    ---------
Operating income                                    24,098       17,332
                                                 ---------    ---------
Other income (expense):
  Interest expense                                  (3,961)      (1,967)
  Interest income                                    1,579          250
  Other income, net                                 14,538        1,605
                                                 ---------    ---------
       Other income (expense)                       12,156         (112)
                                                 ---------    ---------
Income before income taxes                          36,254       17,220
                                                 ---------    ---------
Income taxes:
   Current                                           1,289        1,517
   Deferred                                         14,401          441
                                                 ---------    ---------
       Income taxes                                 15,690        1,958
                                                 ---------    ---------
Net income                                          20,564       15,262

Reclassification of pre-quasi-
  reorganization tax benefit                          (729)      (3,600)

Retained earnings, beginning of period             200,208      138,091
                                                 ---------    ---------
Retained earnings, end of period                 $ 220,043    $ 149,753
                                                 ---------    ---------
Earnings per share:
   Primary                                       $     .21    $     .17
                                                 ---------    ---------
   Fully diluted                                 $     .21    $     .17
                                                 ---------    ---------
Weighted average number of shares outstanding:
   Primary                                          96,490       90,457
                                                 ---------    ---------
   Fully diluted                                   106,631       91,671
                                                 ---------    ---------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                               Three months ended December 31,
                                                                      1996       1995
                                                                   --------    --------
Net cash provided by operating activities                          $ 15,509    $ 15,967
                                                                   --------    --------
Cash flows from investing activities:
   Purchases of marketable securities, trading                           --      (5,585)
   Sales of marketable securities, trading                            3,653          --
   Cash paid for acquisitions, net                                  (62,500)     (5,768)
   Capital expenditures                                             (33,704)    (21,061)
   Cash received from disposition of assets and insurance claims     46,567         989
   Investment in affiliates                                            (502)         --
                                                                   --------    --------
Net cash used for investing activities                              (46,486)    (31,425)
                                                                   --------    --------
 Cash flows from financing activities:
   Decrease in restricted cash                                           --         575
  (Decrease) increase in long-term borrowings, net                     (390)      6,570
  (Decrease) increase in short-term borrowings, net                  (1,507)      3,240
   Common and treasury stock transactions                            23,688        (211)
                                                                   --------    --------
Net cash provided by financing activities                            21,791      10,174
                                                                   --------    --------
Net decrease in cash and cash equivalents                            (9,186)     (5,284)

Cash and cash equivalents, beginning of period                       95,867      12,038
                                                                   --------    --------

Cash and cash equivalents, end of period                           $ 86,681    $  6,754
                                                                   ========    ========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1  Summary of Significant Accounting Policies

Interim Financial Information

                 The unaudited condensed consolidated financial statements of Nabors Industries, Inc. (collectively with its subsidiaries, "Nabors" or the "Company") are prepared in conformity with generally accepted accounting principles, but do not purport to be a complete presentation inasmuch as all note disclosures required are not included. Reference is made to the Company's 1996 Annual Report on Form 10-K for additional note disclosures.

                 In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 1996 and the results of its operations and its cash flows for the respective periods ended December 31, 1996 and 1995. Interim results for the three months ended December 31, 1996 are not necessarily indicative of results which will be realized for the full year ending September 30, 1997.

Property, Plant and Equipment

                 In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company's adoption of SFAS 121 at the beginning of 1997 did not have a material effect on the financial statements.

Capital Stock

                 Common shares issued through the exercise of stock options results in a tax deduction for the Company equivalent to the taxable gain recognized by the optionee. For financial reporting purposes, the tax effect of this deduction is accounted for as a credit to capital in excess of par value rather than as a reduction of income tax expense.

Earnings Per Share

                 Primary earnings per share equals net income divided by the weighted average number of common shares outstanding, after giving effect to dilutive stock options. Fully diluted earnings per share for the three months ended December 31, 1996, equals net income plus $1.4 million of after tax interest incurred on the $172.5 million 5% Convertible Subordinated Notes, issued on May 28, 1996, divided by weighted average common shares outstanding after giving effect to dilutive stock options and 9.5 million shares assumed to be issued on conversion of the Company's convertible securities. The convertible securities are not included in the fully diluted earnings per share calculation for the three months ended December 31, 1995 because they had not been issued at that time.

Note 2  Acquisitions and Dispositions

                 During November 1996, the Company completed the sale of its wholly owned subsidiary Nabors Drilling & Energy Services UK Ltd. to a wholly owned subsidiary of Abbot Group plc, a diversified holding company listed on the London stock exchange. The Company received approximately $36.0 million plus the value of working capital in cash, as well as 10.8 million four year warrants to acquire stock in Abbot Group plc.

                 During December 1996, the Company purchased 47 land drilling rigs from Noble Drilling Corporation and certain of its subsidiaries for $60.0 million in cash. The fleet of rigs consists of 19 operating rigs and 28 stacked rigs in various stages of completeness; 38 of the rigs are located in the United States and nine are located in Canada. The acquisition was accounted for under the purchase method of accounting; accordingly, the total purchase price was allocated to net assets based on estimated fair values. The results of operations associated with the purchased rigs have been included in the condensed consolidated financial statements of the Company commencing on the effective date of the acquisition.


Note 3  Capital Stock

                 During the three month period ended December 31, 1996, 4,381,750 options were exercised at prices ranging from $0.75 to $10.375 per share. In addition, 19,268 common shares were issued upon vesting under a stock award plan.

Note 4  Commitments and Contingencies

Capital Expenditures

                 As of December 31, 1996, the Company had capital expenditure purchase commitments outstanding of approximately $13.3 million.

Contingencies

                 The Company is a defendant or otherwise involved in a number of lawsuits. In the opinion of management, the Company's ultimate liability with respect to these lawsuits is not expected to have a significant or material adverse effect on the Company's consolidated financial position or results of operations.


Note 5  Subsequent Events

                 During January 1997, the Company completed the acquisition of Adcor-Nicklos Drilling Company ("Adcor') through a merger of a wholly owned subsidiary with and into Adcor. In the merger, all of the stock of Adcor was exchanged for 3,354,175 shares of Nabors common stock. The transaction will be accounted for as a pooling-of-interests. The results of operations of Adcor will be included in the Company's fiscal 1997 results commencing January 1997. The historical consolidated financial statements of the Company presented in the future will be restated retroactively to October 1, 1996 to include Adcor. The Adcor fleet consists of 30 active and six stacked rigs located in the United States. The assets also include drill pipe, spare drilling equipment, yards, vehicles and other support equipment.

ITEM 2.

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

First Quarter of Fiscal Year 1997 Compared to First Quarter of Fiscal Year 1996

              Company revenues for the first quarter of fiscal year 1997 ("Current Quarter") totaled $204.1 million, representing a $39.8 million, or 24% increase over the prior year comparable quarter. Operating income during the Current Quarter totaled $24.1 million compared to $17.3 million in the prior year quarter. Net income totaled $20.6 million ($.21 per share) during the Current Quarter compared to $15.3 million ($.17 per share) during the prior year comparable quarter. The significant improvement in operating results during the Current Quarter was due primarily to improved results for the Company's operations in the US Lower 48 and the Gulf of Mexico, partially offset by a lower level of activity in Alaska. Net income was also positively affected by the sale of the Company's UK North Sea operation. However, an increase in the Company's effective tax rate, resulting from non-cash US federal deferred income taxes and higher tax rates applicable to the sale of the UK operation, reduced net income.

              The following tables set forth certain financial information with respect to the Company and its subsidiaries on a consolidated basis by geographical area :

                               Three months ended December 31,
                                   1996     1995            Increase (Decrease)
                              ---------     ---------     -----------------------
                                       (In thousands, except percentages)
Revenues:

  North America               $ 160,761     $ 123,199     $  37,562            30%
  International                  43,379        41,139         2,240             5%
                              ---------     ---------     ---------     ---------
     Total revenues             204,140       164,338        39,802            24%
                              ---------     ---------     ---------     ---------

Operating income:
  North America                  20,490        14,055         6,435            46%
  International                   6,801         5,972           829            14%
  Corporate expenses             (3,193)       (2,695)         (498)          (18%)
                              ---------     ---------     ---------     ---------
     Total operating income   $  24,098     $  17,332     $   6,766            39%
                              ---------     ---------     ---------     ---------

                                      1996                         1995
                              ------------------------    ------------------------
                                Rig           Rig            Rig            Rig
                               Years       Utilization      Years      Utilization
                              ---------    -----------    ---------    -----------
Rig activity (1):
  North America                   181.1            60%        147.8            60%
  International                    28.9            58%         26.9            60%
                              ---------     ---------     ---------     ---------
                                  210.0            60%        174.7            60%
                              ---------     ---------     ---------     ---------

(1)    Excludes labor contracts and Gibson workover and well servicing rigs.

              North America revenues (including Canada) totaled $160.8 million during the Current Quarter representing a 30% increase over the prior year quarter. The increase was primarily attributable to a significant increase in revenues for the Company's US Lower 48 operations during the Current Quarter resulting primarily from the acquisition of Exeter Drilling Company and its subsidiary, JW Gibson Well Service Company in April 1996, partially offset by lower turnkey revenues resulting from the completion of a fewer number of turnkey contracts in the US Lower 48 during the Current Quarter. Revenues for the Gulf of Mexico operation also increased significantly during the Current Quarter, as a result of increased equivalent rig years and higher dayrates for the Company's platform drilling rigs, as well as higher dayrates for the Company's platform workover rigs and jackup workover rigs as compared to the prior year quarter. Platform drilling rig equivalent rig years increased in part as a result of the newly constructed MASE(TM) rigs 802 and 803 which began working in June 1996 and November 1996, respectively. Additionally, rig 269, an adapted land rig, began working in the Gulf of Mexico in June 1996. Alaska operation revenues decreased during the Current Quarter primarily as a result of reduced rig activity as compared to the prior year quarter. Equivalent North America rig years during the Current Quarter totaled 181.1 years as compared to 147.8 years during the prior year quarter.

              International revenues totaled $43.4 million during the Current Quarter, representing a 5% increase over the prior year quarter. Middle Eastern and CIS revenues increased significantly during the Current Quarter. The increase resulted from new contracts in Saudi Arabia for three rigs which commenced operations in the third quarter of 1996, as well as a one rig contract on Sakhalin Island in the CIS, which commenced in June 1996. These increases were partially offset, however, by lower rig activity in Africa. Revenues for the Company's South and Central America operations increased during the Current Quarter due to the newly constructed MASE(TM) rig 801, which began operations in Trinidad during January 1996. UK North Sea revenues decreased during the Current Quarter, as the Company completed the sale of its UK North Sea operation during November 1996 (Note 2). Equivalent international rig years during the Current Quarter totaled 28.9 years as compared with 26.9 years in the prior year quarter.

              The following table sets forth selected consolidated financial information of the Company expressed as a percentage of total operating revenues:

                                         Three months ended December 31,
                                               1996        1995
                                             --------    --------
Revenues                                        100.0%      100.0%
                                             --------    --------
Operating expenses:
  Direct costs                                   74.4%       75.8%
  General and administrative expenses             7.1%        7.6%
  Depreciation and amortization                   6.7%        6.1%
                                             --------    --------
       Operating expenses                        88.2%       89.5%
                                             --------    --------
Operating income                                 11.8%       10.5%
Other income (expense)                            6.0%       (0.0%)
                                             --------    --------
Income before income taxes                       17.8%       10.5%
Income taxes                                      7.7%        1.2%
                                             --------    --------
Net income                                       10.1%        9.3%
                                             --------    --------


              Direct costs as a percentage of revenues decreased during the Current Quarter as compared to the prior year quarter. The increase in operating margins is largely due to improved margins for the Company's US Lower 48 operations and the contribution of MASE(TM) rig 801 in Trinidad. These improved margins were partially offset, however, by a decline in margins earned by the Company's Alaskan construction and logistics joint venture, and from higher than expected costs related to the deployment of three rigs to Saudi Arabia during the third quarter of 1996, which are returning to budgeted levels. Depreciation and amortization expense as a percentage of revenues increased during the Current Quarter as a result of capital expenditures and acquisitions made during fiscal years 1996 and 1997.

              Interest expense increased during the Current Quarter primarily as a result of the interest associated with the $172.5 million 5% Convertible Subordinated Notes issued on May 28, 1996 (the "5% Notes"), partially offset by lower interest expense associated with short-term borrowings that were substantially paid down with proceeds from the 5% Notes. Interest income increased during the Current Quarter due to higher average cash and cash equivalent balances that resulted from the remaining proceeds from the 5% Notes.

              Other income increased during the Current Quarter primarily as a result of a gain recognized on the sale of the Company's UK North Sea operation (Note 2), in which the Company received approximately $36.0 million plus the value of working capital in cash, as well as 10.8 million four year warrants to acquire stock in Abbot Group plc. Other income during the prior year quarter consisted primarily of unrealized gains on marketable securities.

              During the Current Quarter, the Company began recording non-cash US federal deferred income taxes based on the relationship between the amount of the Company's unused US federal net operating loss carryforwards ("US NOL") and the temporary differences between the book basis and tax basis in the Company's assets. The temporary differences primarily arise from having accelerated depreciation for tax return purposes as compared to a lower depreciation amount recorded for financial statement purposes. Additionally, the Company recorded higher UK taxes as a result of the sale of the UK operation, resulting in a Current Quarter effective tax rate of 43%, compared to an effective tax rate of 11% for the prior year quarter. The effective tax rate for financial statement purposes for the remaining quarters of 1997 should approximate the 35% US federal statutory rate. Non-cash US federal deferred taxes should represent the majority of this amount until that point in time when the US NOL has been fully utilized or expires. The current and deferred income tax provisions for the prior year quarter relate primarily to foreign operations, including Canada, as substantially all of the US taxable income and temporary differences between the book basis and tax basis of the Company's assets were offset by the available US NOL.

LIQUIDITY AND CAPITAL RESOURCES

              Cash and cash equivalents decreased by $9.2 million during the Current Quarter as compared to a decrease of $5.3 million during the prior year comparable quarter.

              Net cash provided by operating activities totaled $15.5 million during the Current Quarter compared to $16.0 million during the prior year comparable quarter. During the Current Quarter and prior year quarter, net income, as adjusted for non-cash items such as depreciation and deferred taxes, was partially offset by the negative impact on cash from changes in the Company's working capital accounts.

              Net cash used for investing activities totaled $46.5 million during the Current Quarter compared to $31.4 million during the prior year quarter. Cash paid for the Noble land rigs and other acquisitions and capital expenditures represented the primary uses of cash during the Current Quarter, partially offset by cash provided from the sale of the UK North Sea operation. During the prior year quarter, capital expenditures, cash paid for acquisitions and the purchase of marketable securities represented the primary uses of cash.

              Financing activities provided cash totaling $21.8 million during the Current Quarter compared to $10.2 million during the prior year quarter. During the Current Quarter cash was provided by common stock transactions, partially offset by reductions in short-term borrowings. In the prior year quarter, cash was provided by short-term and long-term borrowings.

              The Company's cash and cash equivalents and short-term investments in marketable securities totaled $92.1 million as of December 31, 1996. In addition, the Company had long-term investments in marketable securities of $15.0 million as of December 31, 1996. The Company currently has credit facility arrangements with a number of banks totaling $64.5 million. As of December 31, 1996, remaining availability, after borrowings on the facilities and outstanding letters of credit, totaled approximately $43.9 million.

              As of December 31, 1996, the Company had capital expenditure purchase commitments outstanding of approximately $13.3 million.

              The current cash and cash equivalents, short-term investments, credit facility position, and projected cash flow generated from current operations are expected to adequately finance the Company's non-discretionary capital and debt service requirements for the next twelve months.

OTHER MATTERS

              The Company's financial condition and results of operations depend on the level of spending by oil and gas companies for exploration, development and production activities. Therefore, a sustained increase or decrease in the price of oil or natural gas, which could have a material impact on exploration, development and production activities, could materially affect the Company's financial condition and results of operations.

                           PART II  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

            (a)  Exhibits

            3.5 Certificate of Retirement of Shares of the Registrant filed February 3, 1997

            11   Statement Re Computation of Per Share Earnings

            27   Financial Data Schedule

            (b)  Reports on Form 8-K

            No reports on Form 8-K were filed during the three months ended December 31, 1996.




                                        SIGNATURES

                 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             NABORS INDUSTRIES, INC.



                                      /s/ Anthony G. Petrello
                             ----------------------------------------------
                             Anthony G. Petrello
                             President and Chief Operating Officer



                                      /s/ Bruce P. Koch
                             ----------------------------------------------
                             Bruce P. Koch
                             Vice President of Finance (principal financial
                                      and accounting officer)

Dated:  February 14, 1997