Form 10-Q
period 1997-03-31
NABORS INDUSTRIES INC
filed 1997-05-15
CIK 798943

                                                                      CONFORMED

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1997
                               ---------------------------------------

                                       OR

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

For the transition period                       to
                          ---------------------    ---------------------------

Commission file number        1-9245
                       ------------------------

                            NABORS INDUSTRIES, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                            93-0711613
-------------------------------                         -----------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

              515 W. Greens Road, Suite 1200, Houston, Texas 77067
-------------------------------------------------------------------------------
               (Address of principal executive offices, zip code)

                                  281-874-0035
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

-------------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if change since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
   -----   -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of Common Stock, par value $.10 per share, outstanding as of April 30, 1997 was 96,320,006.

                            NABORS INDUSTRIES, INC.

                                     INDEX

                                                                     Page No.
Part I   Financial Information

    Item 1. Financial Statements

             Condensed Consolidated Balance Sheets at
             March 31, 1997 and September 30, 1996                     2

             Condensed Consolidated Statements of
             Income and Retained Earnings for the Three
             Months and Six Months Ended March 31, 1997 and            3
             1996

             Condensed Consolidated Statements of Cash
             Flows for the Six Months Ended March
             31, 1997 and 1996                                         4

             Notes to Condensed Consolidated
             Financial Statements                                      5

    Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                                8

Part II   Other Information

    Item 2. Changes in Securities                                     12

    Item 4. Submission of Matters to a Vote of Security
             Holders                                                  12

    Item 5. Other Information                                         12

    Item 6. Exhibits and Reports on Form 8-K                          13

    Signatures                                                        14

PART I   FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                      NABORS INDUSTRIES, INC. AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share amounts)


                                                                     March 31,     September 30,
                                                                       1997            1996
                                                                    -----------    -------------
ASSETS
Current assets:
   Cash and cash equivalents                                        $    68,093      $  95,867
   Marketable securities                                                  5,952          8,160
   Accounts receivable, net                                             201,887        172,720
   Inventory and supplies                                                20,000         18,528
   Prepaid expenses and other current assets                             27,760         33,259
                                                                    -----------      ---------
          Total current assets                                          323,692        328,534
Property, plant and equipment, net                                      639,311        511,203
Marketable securities                                                    19,446         11,839
Other long-term assets                                                   24,262         19,698
                                                                    -----------      ---------
          Total assets                                              $ 1,006,711      $ 871,274
                                                                    -----------      ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term obligations                         $     2,290      $   7,738
   Short-term borrowings                                                 10,919         10,235
   Trade accounts payable and accrued liabilities                       144,214        129,018
   Income taxes payable                                                   9,221          9,452
                                                                    -----------      ---------
          Total current liabilities                                     166,644        156,443
Long-term obligations                                                   230,497        229,504
Other long-term liabilities                                              13,751          9,139
Deferred income taxes                                                    22,098         18,366
                                                                    -----------      ---------
          Total liabilities                                             432,990        413,452
                                                                    -----------      ---------

 Commitments and contingencies
 Stockholders' equity:
   Preferred stock, par value $.10 per share:
        Authorized 10,000 shares; none issued or outstanding               --             --
   Capital stock, par value $.10 per share:
        Authorized common shares 200,000;
          issued 96,798 and 87,470                                        9,680          8,747
    Authorized Class B shares 8,000; none issued or outstanding            --             --
    Capital in excess of par value                                      326,906        250,995
    Cumulative translation adjustment                                    (2,306)        (2,692)
    Net unrealized gain on marketable securities                          6,175          3,728
    Retained earnings since May 1, 1988                                 236,430        200,208
    Less treasury stock, at  cost, 489 common shares                     (3,164)        (3,164)
                                                                    -----------      ---------
          Total stockholders' equity                                    573,721        457,822
                                                                    -----------      ---------
          Total liabilities and stockholders' equity                $ 1,006,711      $ 871,274
                                                                    -----------      ---------


        The accompanying notes are an integral part of these condensed consolidated financial statements.

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                             AND RETAINED EARNINGS
                    (In thousands, except per share amounts)


                                                Three months ended March 31,          Six months ended March 31,
                                                    1997           1996                   1997          1996
                                                -----------     -----------           -----------    -----------

Revenues                                          $ 238,683     $ 163,319               $ 455,760    $ 327,657
                                                  ---------     ---------               ---------    ---------

Operating expenses:
   Direct costs                                     177,466       120,020                 340,104      244,479
   General and administrative expenses               17,278        14,117                  31,996       26,655
   Depreciation and amortization                     15,737        10,993                  30,091       21,002
   Merger expenses                                     --            --                     1,755         --
                                                  ---------     ---------               ---------    ---------
       Operating expenses                           210,481       145,130                 403,946      292,136
                                                  ---------     ---------               ---------    ---------

Operating income                                     28,202        18,189                  51,814       35,521
                                                  ---------     ---------               ---------    ---------

Other income (expense):
   Interest expense                                  (3,156)       (2,147)                 (7,332)      (4,114)
   Interest income                                    1,077           191                   2,656          441
   Other income, net                                  6,823         3,142                  21,371        4,747
                                                  ---------     ---------               ---------    ---------
       Other income                                   4,744         1,186                  16,695        1,074
                                                  ---------     ---------               ---------    ---------

Income before income taxes                           32,946        19,375                  68,509       36,595
                                                  ---------     ---------               ---------    ---------

Income taxes:
   Current                                            3,964         2,264                   5,253        3,781
   Deferred                                           7,541           289                  21,700          730
                                                  ---------     ---------               ---------    ---------
       Income taxes                                  11,505         2,553                  26,953        4,511
                                                  ---------     ---------               ---------    ---------

Net income                                           21,441        16,822                  41,556       32,084

Reclassification of pre-quasi-
  reorganization tax benefit                         (1,843)       (1,100)                 (2,572)      (4,700)

Adcor retained deficit at September 30, 1996           --            --                    (2,762)        --

Retained earnings, beginning of period              216,832       149,753                 200,208      138,091
                                                  ---------     ---------               ---------    ---------

Retained earnings, end of period                  $ 236,430     $ 165,475               $ 236,430    $ 165,475
                                                  ---------     ---------               ---------    ---------

Earnings per share:
   Primary                                        $     .21     $     .18               $     .42    $     .35
                                                  ---------     ---------               ---------    ---------
   Fully diluted                                  $     .21     $     .18               $     .40    $     .34
                                                  ---------     ---------               ---------    ---------

Weighted average number of shares outstanding:
   Primary                                          101,258        92,463                 100,132       91,460
                                                  ---------     ---------               ---------    ---------
   Fully diluted                                    111,002        93,692                 110,075       93,465
                                                  ---------     ---------               ---------    ---------

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                  Six months ended March 31,
                                                                     1997           1996
                                                                  ----------     -----------
Net cash provided by operating activities                           $ 38,727     $ 27,986
                                                                    --------     --------

Cash flows from investing activities:
   Purchases of marketable securities, trading                          --         (6,585)
   Sales of marketable securities, trading                             3,653        2,808
   Purchases of marketable securities, available-for-sale             (4,803)        --
   Sales of marketable securities, available-for-sale                  3,220        1,699
  (Increase) decrease in notes receivable, net                          (655)           7
   Cash paid for acquisitions, net                                   (62,500)      (5,768)
   Capital expenditures                                              (72,602)     (54,013)
   Cash received from disposition of assets and insurance claims      49,491        8,267
   Investment in affiliates                                             (502)        --
                                                                    --------     --------
Net cash used for investing activities                               (84,698)     (53,585)
                                                                    --------     --------

 Cash flows from financing activities:
  (Increase) decrease in restricted cash                                  (9)         889
  (Decrease) increase in long-term borrowings, net                   (14,361)       9,177
  (Decrease) increase in short-term borrowings, net                     (330)       4,216
   Common and treasury stock transactions                             32,379        2,259
                                                                    --------     --------
Net cash provided by financing activities                             17,679       16,541
                                                                    --------     --------

Net decrease in cash and cash equivalents                            (28,292)      (9,058)

Cash and cash equivalents, beginning of period                        95,867       12,038
Adjustment for Adcor cash at September 30, 1996                          518         --
                                                                    --------     --------

Cash and cash equivalents, end of period                            $ 68,093     $  2,980
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

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1  Summary of Significant Accounting Policies

Interim Financial Information

                  The unaudited condensed consolidated financial statements of Nabors Industries, Inc. (the "Company") are prepared in conformity with generally accepted accounting principles, but do not purport to be a complete presentation inasmuch as all note disclosures required are not included. Reference is made to the Company's 1996 Annual Report on Form 10-K for additional note disclosures.

                  In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1997 and the results of its operations and its cash flows for the respective periods ended March 31, 1997 and 1996. Interim results for the six months ended March 31, 1997 are not necessarily indicative of results which will be realized for the full year ending September 30, 1997.

Property, Plant and Equipment

                  In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company's adoption of SFAS 121 at the beginning of 1997 did not have a material effect on the financial statements.

Earnings Per Share

                  Primary earnings per share equals net income divided by the weighted average number of common shares outstanding, after giving effect to dilutive stock options and warrants. Fully diluted earnings per share for the three months and six months ended March 31, 1997 equals net income plus $1.4 million and $2.8 million, respectively, of after tax interest incurred on the $172.5 million 5% Convertible Subordinated Notes, issued on May 28, 1996 (the "5% Notes"), divided by weighted average common shares outstanding after giving effect to dilutive stock options and warrants and 9.5 million shares assumed to be issued on conversion of the 5% Notes. The 5% Notes are not included in the fully diluted earnings per share calculation for the three months and six months ended March 31, 1996 because they had not been issued at that time.

                  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share. SFAS 128, which is effective for periods ending after December 15, 1997, is designed to improve the earnings per share ("EPS") information provided in the financial statements by simplifying the existing computational guidelines as prescribed by APB Opinion No. 15, Earnings Per Share, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. SFAS 128 requires restatement of all prior-period EPS data presented after the effective date and early application is not permitted. The Company will adopt the provisions of SFAS 128 at the beginning of fiscal 1998.

Note 2  Acquisitions and Dispositions

                  During November 1996, the Company completed the sale of its wholly owned subsidiary Nabors Drilling & Energy Services UK Ltd. to a wholly owned subsidiary of Abbot Group plc, a diversified holding company listed on the London stock exchange. The Company received approximately $36.0 million plus the value of working capital in cash, as well as 10.8 million four-year warrants to acquire stock in Abbot Group plc. The Company exercised 4.0 million of such warrants during February 1997 and sold the underlying shares for net proceeds of $3.2 million.

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

                  During January 1997, the Company completed the acquisition of Adcor-Nicklos Drilling Company ("Adcor") through a merger of a wholly owned subsidiary with and into Adcor. In the merger, all of the stock of Adcor was exchanged for 3,354,175 shares of Nabors common stock. The Adcor fleet consists of 30 active and six stacked land rigs located in the United States. The assets also include drill pipe, spare drilling equipment, yards, vehicles and other support equipment. The transaction was accounted for as a pooling-of-interests. The results of operations of Adcor were included in the Company's fiscal 1997 results commencing January 1997. The historical consolidated financial statements of the Company were retroactively restated to include the results of operations, financial position and cash flows of Adcor commencing on October 1, 1996. The historical consolidated financial statements of the Company prior to fiscal year 1997 were not restated as the effect in those years was not significant. Accordingly, an adjustment was made to the Company's retained earnings on October 1, 1996 to record the cumulative retained deficit of Adcor as of September 30, 1996.


Note 3  Capital Stock

                  During the six month period ended March 31, 1997, 4,455,175 options were exercised at prices ranging from $0.75 to $10.375 per share. In addition, 19,268 common shares were issued upon vesting under a stock award plan.

                  During January 1997, the Company completed its merger with Adcor whereby the Company acquired all the outstanding shares of Adcor in exchange for 3,354,175 newly issued shares of the Company's common stock (Note 2).

                  During January 1997, warrants to acquire 1,500,000 shares of the Company's common stock were exercised at a price of $5.50 per share. The warrants had originally been issued to a financial institution and were exercisable until January 31, 1997.

Note 4  Income taxes

                  During 1997, the Company began recording non-cash US federal deferred income taxes based on the relationship between the amount of the Company's unused US federal net operating loss carryforwards ("US NOL") and the temporary differences between the book basis and tax basis in the Company's assets. The temporary differences primarily arise from using accelerated depreciation for tax return purposes as compared to a lower depreciation amount for financial statement purposes. Additionally, the Company recorded higher UK taxes during the year as a result of the sale of the UK operation, resulting in an effective tax rate of 39% for the six months ended March 31, 1997, as compared to an effective tax rate of 12% for the prior year comparable period. The effective tax rate for the remaining quarters of 1997 should approximate the 35% US federal statutory rate. Non-cash US federal deferred taxes should represent the majority of this amount until that point in time when the US NOL has been fully utilized or expires.


Note 5  Commitments and Contingencies

Capital Expenditures

                  As of March 31, 1997, the Company had capital expenditure purchase commitments, including the acquisitions of Chesley Pruet Drilling Company, Samson Rig Company and Rig Properties, Inc. (Note 6) of approximately $150.0 million.

Contingencies

                  The Company is a defendant or otherwise involved in a number of lawsuits. In the opinion of management, the Company's ultimate liability with respect to these lawsuits is not expected to have a significant or material adverse effect on the Company's consolidated financial position or results of operations.


Note 6  Subsequent Events

                  During April 1997, the Company completed the purchase of substantially all the assets of privately owned Chesley Pruet Drilling Company and an affiliate for cash. The Chesley Pruet fleet consists of 10 active and two stacked land rigs located in the United States. The purchase also included drill pipe and component equipment. Also, during April 1997, the Company completed the acquisition of Samson Rig Company and Rig Properties, Inc. from a subsidiary of Samson Investment Company for $85.0 million in cash. The property of the acquired companies consists of 25 stacked land rigs located in the United States, and a large complement of component equipment. The acquisitions will be accounted for under the purchase method of accounting.

ITEM 2.
                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Second Quarter and First Six Months of Fiscal 1997 Compared to Second Quarter and First Six Months of Fiscal 1996

                  Company revenues for the second quarter of fiscal 1997 ("Current Quarter") and the first six months of fiscal 1997 ("Current Period") totaled $238.7 million and $455.8 million, respectively, representing a 46% and 39% increase over the prior year comparable period amounts. Operating income during the Current Quarter and Current Period totaled $28.2 million and $51.8 million, respectively, compared to $18.2 million and $35.5 million in the prior year, representing a 55% and 46% increase, respectively. Net income totaled $21.4 million ($.21 per primary and fully diluted share) and $41.6 million ($.42 per primary share, $.40 per fully diluted share) during the Current Quarter and Current Period, respectively, compared to $16.8 million ($.18 per primary and fully diluted share) and $32.1 million ($.35 per primary share, $.34 per fully diluted share) during the prior year comparable periods. The significant improvement in operating results during the Current Quarter and Current Period was due primarily to the improved results of the Company's operations in the US Lower 48, the Gulf of Mexico, Canada and Saudi Arabia, partially offset by lower operating results for the Company's UK North Sea operation, which was sold during November 1996 (Note 2). Net income was also positively affected during the Current Period by a gain on the sale of the Company's UK North Sea Operation. However, an increase in the Company's effective tax rate, resulting from non-cash US federal deferred income taxes recorded in the Current Quarter and Current Period, as well as a higher tax rate applicable on the sale of the UK operation during the Current Period, reduced net income.

                  The following tables set forth financial information with respect to the Company and its subsidiaries on a consolidated basis by geographical area :



                               Three months ended March, 31                      Six months ended March 31,

                                 1997           1996       Increase (Decrease)     1997           1996       Increase (Decrease)
                               ---------     ---------     -------------------   ---------     ---------     -------------------
                                                               (In thousands, except percentages)
Revenues:
  North America                $ 199,140     $ 116,393     $ 82,747      71%     $ 372,838     $ 239,592     $ 133,246      56%
  International                   39,543        46,926       (7,383)    (16%)       82,922        88,065        (5,143)     (6%)
                               ---------     ---------     --------      --      ---------     ---------     ---------      --
  Total revenues                 238,683       163,319       75,364      46%       455,760       327,657       128,103      39%
                               ---------     ---------     --------      --      ---------     ---------     ---------      --

Operating income:
  North America                   24,280        13,946       10,334      74%        46,039        28,001        18,038      64%
  International                    6,832         7,257         (425)     (6%)       13,633        13,229           404       3%
  Corporate expenses              (2,910)       (3,014)         104       3%        (6,103)       (5,709)         (394)     (7%)
  Merger expenses (1)               --            --           --        --         (1,755)         --          (1,755)    N/A
                               ---------     ---------     --------      --      ---------     ---------     ---------      --
  Total operating income       $  28,202     $  18,189     $ 10,013      55%     $  51,814     $  35,521     $  16,293      46%
                               ---------     ---------     --------      --      ---------     ---------     ---------      --


                            1997                1996                 1997                 1996
                     -----------------   ------------------   ------------------   -------------------
                      Rig     Rig         Rig      Rig         Rig       Rig       Rig        Rig
Rig activity  (2) :  Years Utilization   Years  Utilization   Years  Utilization   Years   Utilization
                     ----- -----------   ------ -----------   ------ -----------   ------  -----------
North America        223.9     63%        141.3     57%        213.4     62%        144.6     59%
International         31.1     59%         27.7     63%         30.0     59%         27.3     61%
                     -----     --         -----     --         -----     --         -----     --
                     255.0     62%        169.0     58%        243.4     62%        171.9     59%
                     -----     --         -----     --         -----     --         -----     --

(1) Merger expenses relating to the Adcor merger.
(2) Excludes labor contracts and Gibson workover and well servicing rigs.


                  North America (including Canada) revenues totaled $199.1 million and $372.8 million during the Current Quarter and Current Period, respectively, representing a 71% and 56% increase over the prior year comparable periods. The increase was primarily attributable to a significant increase in revenues for the Company's US Lower 48 operations during the Current Quarter and Current Period, as a result of the acquisition of Exeter Drilling Company and its subsidiary, JW Gibson Well Service Company during April 1996, the December 1996 purchase of 47 land rigs from Noble Drilling Corporation, 38 of which are located in the US Lower 48 (Note 2), and the merger with Adcor-Nicklos Drilling Company ("Adcor") during January 1997, which was accounted for as a pooling-of-interests with Adcor results included retroactive to October 1, 1996 (Note 2), and improved daywork rates. Revenues for the Gulf of Mexico operations also increased significantly during the Current Quarter and Current Period as a result of increased equivalent rig years and higher dayrates for the Company's platform drilling rigs and platform workover rigs, as well as higher dayrates for the Company's jackup workover rigs as compared to the prior year comparable periods. Platform drilling rig equivalent rig years increased in part as a result of the newly constructed MASE(TM) rigs 802 and 803, which began working in June 1996 and November 1996, respectively. Additionally, rig 269, an adapted land rig, began working in the Gulf of Mexico in June 1996. Canada operation revenues increased during the Current Quarter and Current Period primarily as a result of the addition of 9 rigs purchased from Noble Drilling Corporation during December 1996, and an improvement in dayrates as compared to the prior year comparable periods. Alaska operation revenues were flat during the Current Quarter and Current Period as a result of reduced rig activity, which was offset by increased activity for Peak Oilfield Services, the Company's Alaskan construction and logistics joint venture. Equivalent North America rig years during the Current Quarter and Current Period totaled 223.9 years and 213.4 years, respectively, as compared to 141.3 years and 144.6 years during the prior year comparable periods.

                  International revenues totaled $39.5 million and $82.9 million during the Current Quarter and Current Period, respectively, representing a 16% and 6% decrease from the prior year comparable periods. Middle Eastern and CIS revenues increased significantly during the Current Quarter and Current Period primarily as a result of new contracts in Saudi Arabia for six rigs, three of which commenced operations during the third quarter of 1996, and three of which commenced operations during the Current Quarter. Additionally, CIS revenues increased as a result of a one rig contract on Sakhalin Island, which operated from June 1996 to December 1996, as well as two joint venture contracts in Kazakhstan, which commenced during the third quarter of 1996. These increases were partially offset, however, by lower rig activity in Yemen and Africa. Revenues for the Company's South and Central America operations decreased during the Current Quarter and Current Period due primarily to decreased activity in Venezuela, and the completion of two contracts in Costa Rica during the prior year. These decreases were partially offset, however, by MASE(TM) rig 801, which began operations in Trinidad during January 1996. UK North Sea revenues decreased during the Current Quarter and Current Period, as the Company completed the sale of its UK North Sea operation during November 1996. Equivalent international rig years during the Current Quarter and Current Period totaled 31.1 years and 30.0 years, respectively, as compared with 27.7 years and 27.3 years in the prior year comparable periods.

                  The following table sets forth selected consolidated financial information of the Company expressed as a percentage of total operating revenues:


                                          Three months ended March 31,          Six months ended March 31 ,
                                               1997         1996                     1997         1996
                                              ------       ------                   ------       ------

Revenues                                       100.0%       100.0%                   100.0%       100.0%
                                              ------       ------                   ------       ------

Operating expenses:
   Direct costs                                 74.4%        73.5%                    74.6%        74.7%
   General and administrative expenses           7.2%         8.7%                     7.0%         8.1%
   Depreciation and amortization                 6.6%         6.7%                     6.6%         6.4%
   Merger expenses                              --           --                         .4%        --
                                              ------       ------                   ------       ------
       Operating expenses                       88.2%        88.9%                    88.6%        89.2%
                                              ------       ------                   ------       ------

Operating income                                11.8%        11.1%                    11.4%        10.8%

Other income                                     2.0%          .8%                     3.6%          .4%
                                              ------       ------                   ------       ------

Income before income taxes                      13.8%        11.9%                    15.0%        11.2%

Income taxes                                     4.8%         1.6%                     5.9%         1.4%
                                              ------       ------                   ------       ------

Net income                                       9.0%        10.3%                     9.1%         9.8%
                                              ------       ------                   ------       ------


                  Direct costs as a percentage of revenues increased during the Current Quarter as compared to the prior year comparable quarter. The decrease in gross margins during the Current Quarter is largely the result of an increased percentage of the Company's total revenues being generated by the Company's US Lower 48 operations, as these contracts are usually at a lower gross margin percentage than the Gulf of Mexico, Alaskan and International contracts. Additionally, the margins in the US Lower 48 were adversely impacted by a lower contribution from turnkey and footage work, partially due to timing and some adverse footage costs in one area. The decreased margins for the US Lower 48 operations during the Current Quarter, were partially offset by improved margins in the Gulf of Mexico and Saudi Arabia. Selling, general and administrative expenses as a percentage of revenues decreased during the Current Quarter and Current Period due to the increase in revenues, as these expenses were spread over a larger revenue base. Merger expenses of $1.8 million relating to the merger with Adcor (Note 2) were recorded during the first quarter of 1997.

                  Interest expense increased during the Current Quarter and Current Period as a result of the interest associated with the $172.5 million 5% Convertible Subordinated Notes issued on May 28, 1996 (the "5% Notes"), partially offset by lower interest expense associated with short-term borrowings that were substantially paid down with proceeds from the 5% Notes. Interest income increased during the Current Quarter and Current Period due to higher average cash and cash equivalent balances that resulted from the remaining proceeds from the 5% Notes.

                  Other income increased during the Current Quarter and Current Period. The increase during the Current Quarter relates primarily to increased realized and unrealized gains on marketable securities as compared to the prior year quarter. During the Current Period, the Company recognized a gain on the sale of the Company's UK North Sea operation, in which the Company received approximately $36.0 million plus the value of working capital in cash, as well as 10.8 million four-year warrants to acquire stock in Abbot Group plc. Other income during the prior year periods consisted primarily of realized and unrealized gains on marketable securities.

                  During the Current Quarter and Current Period, the Company began recording non-cash US federal deferred income taxes based on the relationship between the amount of the Company's unused US federal net operating loss carryforwards ("US NOL") and the temporary differences between the book basis and tax basis in the Company's assets. The temporary differences primarily arise from using accelerated depreciation for tax return purposes as compared to a lower depreciation amount recorded for financial statement purposes. Additionally, the Company recorded higher UK taxes during the Current Period as a result of the sale of the UK operation, resulting in a Current Period effective tax rate of 39% compared to an effective tax rate of 12% for the prior year comparable period. The effective tax rate for financial statement purposes during the Current Quarter was 35% and the effective tax rate for the remaining quarters of 1997 should approximate the 35% US federal statutory rate. Non-cash US federal deferred taxes should represent the majority of this amount until that point in time when the US NOL has been fully utilized or expires. The current and deferred income tax provisions for the prior year periods relate primarily to foreign operations, including Canada, as substantially all of the US taxable income and temporary differences between the book basis and tax basis of the Company's assets were offset by available US NOL.

LIQUIDITY AND CAPITAL RESOURCES

                  The Company had working capital of $157.0 million as of March 31, 1997, representing a $15.0 million decrease from September 30, 1996. The ratio of funded debt to funded debt plus shareholder's equity, commonly referred to as debt to capital ratio, was 0.30:1 as of March 31, 1997 as compared to 0.35:1 as of September 30, 1996. The improvement in the debt to capital ratio is the result of a slight reduction in funded debt, as well as an increase in shareholder's equity resulting from the Company's earnings, common stock issued in connection with the Adcor merger and other common stock transactions.

                  Cash and cash equivalents decreased by $28.3 million during the Current Period as compared to a decrease of $9.1 million during the prior year comparable period.

                  Net cash provided by operating activities totaled $38.7 million during the Current Period compared to $28.0 million during the prior year comparable period. During the Current Period and prior year comparable period, net income, as increased for non-cash items such as depreciation and deferred taxes, was partially offset by non-cash items such as gains on sales of assets and the negative impact on cash from changes in the Company's working capital accounts.

                  Net cash used for investing activities totaled $84.7 million during the Current Period compared to $53.6 million during the prior year comparable period. Cash paid for the Noble land rigs and other acquisitions and capital expenditures represented the primary uses of cash during the Current Period, partially offset by cash provided from the sale of the UK North Sea operation and other fixed assets. During the prior year comparable period, capital expenditures, cash paid for acquisitions and the purchases of marketable securities represented the primary uses of cash, partially offset by cash provided from sales of fixed assets.

                  Financing activities provided cash totaling $17.7 million during the Current Period compared to $16.5 million during the prior year comparable period. During the Current Period cash was provided by common stock transactions, partially offset by reductions in long-term borrowings. In the prior year period, cash was provided by short-term and long-term borrowings, as well as common stock transactions.

                  The Company's cash and cash equivalents and short-term investments in marketable securities totaled $74.0 million as of March 31, 1997. In addition, the Company had long-term investments in marketable securities of $19.4 million as of March 31, 1997. The Company has credit facility arrangements with a number of banks totaling $109.4 million with remaining availability, after borrowings on the facilities and outstanding letters of credit, of approximately $90.2 million.

                  As of March 31, 1997, the Company had capital expenditure purchase commitments, including the acquisitions of Chesley Pruet Drilling Company and Samson Rig Company (Note 6), totaling approximately $150.0 million.

                  On April 15, 1997, the Company filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission to allow for the Company to offer from time to time up to $300.0 million in debt securities, preferred stock, common stock, depository shares, or warrants, and for secondary sales of securities not involving the Company of up to $50.0 million. The registration statement was declared effective by the Securities and Exchange Commission on May 2, 1997.

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

PART II  OTHER INFORMATION

Item 2.  Changes in Securities

         On January 2, 1997, the Company completed a private placement of 3,354,175 shares of Common Stock to the holders of the outstanding shares of common stock and options to purchase common stock of Adcor-Nicklos Drilling Company in exchange for all of the outstanding shares of stock and options of Adcor. Such private placement was made to effect the acquisition of Adcor by the Company. The sale of the shares of Common Stock was exempt from registration under the Securities Act of 1933, as amended (the "Act"), by virtue of Section 4(2) of the Act because , among other things, offers and sales were made to a limited number of persons and no general solicitation or advertising was used. In addition, each purchaser was supplied with information about the Company and each purchaser represented to the Company that he was an "accredited investor," as that term is defined in Regulation D promulgated under the Act, and/or such purchaser or his purchaser representative was a sophisticated investor by virtue of his education, training and/or numerous prior investments. The Company has filed a registration statement on Form S-3 with the Securities and Exchange Commission covering the resale of the shares sold in the private placement and certain other shares of Common Stock previously issued by the Company. The registration statement was declared effective on February 28, 1997.

Item 4.  Submission of Matters to a Vote of Security Holders

         At the Company's 1997 Annual Meeting of Shareholders held on March 4, 1997, 80,225,199 shares of common stock were present in person or by proxy, constituting 87.5% of the outstanding common stock of the Company entitled to vote. The matters voted upon at the Annual Meeting were as follows:

         Election of Directors: Three Class III directors were elected to the Board of Directors of the Company to serve for a three-year term, expiring in 2000:

         Gary T. Hurford
         Votes cast in favor:         79,551,702   (99% of the shares present)
         Votes withheld:              703,497      (1%)

         Eugene M. Isenberg
         Votes cast in favor:         79,521,953   (99%)
         Votes withheld:              733,246      (1%)

         Jack Wexler
         Votes cast in favor:         79,673,102   (99%)
         Votes withheld:              582,097      (1%)

         Class I Directors, Messrs. Hans W. Schmidt and Richard A. Stratton, continued as directors, with terms expiring in 1998.

         Class II Directors, Messrs. Anthony G. Petrello, Myron M. Sheinfeld and Martin J. Whitman, continued as directors, with terms expiring in 1999.

Item 5.  Other Information

         On April 15, 1997, Nabors filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission to allow for the Company to offer from time to time up to $300.0 million in debt securities, preferred stock, common stock, depository shares, or warrants, and for secondary sales of securities not involving the Company of up to $50.0 million. The registration statement on Form S-3 was declared effective by the Securities and Exchange Commission on May 2, 1997.

Item 6.  Exhibits and Reports on Form 8-K

             (a)  Exhibits

             3.1 Restated Certificate of Incorporation of the Registrant dated March 4, 1997

             3.2      Restated By-Laws of the Registrant adopted March 4, 1997

             4.1(1) Indenture for Subordinated Debt Securities dated May 28, 1996 between Marine Midland Bank, Trustee and Nabors Industries, Inc. in connection with $172.5 million aggregate principal amount of 5% Convertible Subordinated Notes due 2006 (the "5% Notes")

             4.2 (1) Supplemental Indenture, dated May 28, 1996 between Marine Midland Bank, Trustee and Nabors Industries, Inc. in connection with the 5% Notes

             10.1 Employment agreement effective October 1, 1996 between Nabors Industries, Inc. and Eugene M. Isenberg

             10.2 Employment agreement effective October 1, 1996 between Nabors Industries, Inc. and Anthony G. Petrello

             11       Statement Re Computation of Per Share Earnings

             27       Financial Data Schedule

------------

             (1) Incorporated by Reference to Form 8-K, File No. 1-9245, filed with the Commission on May 28, 1996.


            (b)   Reports on Form 8-K

             Form 8-K dated January 31, 1997 and filed with the Securities and Exchange Commission on March 3, 1997 under Item 5 (other events). The financial statements filed in such Form 8-K was a report of unaudited revenues and net income for the month ended January 31, 1997 of Nabors Industries, Inc., including the consolidated financial results of Adcor-Nicklos Drilling Company, which was acquired by Nabors Industries, Inc. on January 2, 1997.

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

                                          NABORS INDUSTRIES, INC.



                                                /s/ Anthony G. Petrello
                                          -------------------------------------
                                          Anthony G. Petrello
                                          President and Chief Operating Officer



                                                /s/ Bruce P. Koch
                                          -------------------------------------
                                          Bruce P. Koch
                                          Vice President of Finance (principal
                                             financial and accounting officer)

Dated:  May 15, 1997

                               INDEX TO EXHIBITS


           EXHIBIT
           NUMBER                  DESCRIPTION
           -------                 -----------

             3.1 Restated Certificate of Incorporation of the Registrant dated March 4, 1997

             3.2      Restated By-Laws of the Registrant adopted March 4, 1997

             4.1(1) Indenture for Subordinated Debt Securities dated May 28, 1996 between Marine Midland Bank, Trustee and Nabors Industries, Inc. in connection with $172.5 million aggregate principal amount of 5% Convertible Subordinated Notes due 2006 (the "5% Notes")

             4.2 (1) Supplemental Indenture, dated May 28, 1996 between Marine Midland Bank, Trustee and Nabors Industries, Inc. in connection with the 5% Notes

             10.1 Employment agreement effective October 1, 1996 between Nabors Industries, Inc. and Eugene M. Isenberg

             10.2 Employment agreement effective October 1, 1996 between Nabors Industries, Inc. and Anthony G. Petrello

             11       Statement Re Computation of Per Share Earnings

             27       Financial Data Schedule

------------

             (1) Incorporated by Reference to Form 8-K, File No. 1-9245, filed with the Commission on May 28, 1996.