Form 10-K405/A
period 1996-09-30
NABORS INDUSTRIES INC
filed 1997-05-16
CIK 798943

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              -----------------

                                 FORM 10-K/A

                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
          SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1996

                                     OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to
                              -------   -------

                         Commission file number: 1-9245

                            NABORS INDUSTRIES, INC.
             (Exact name of Registrant as Specified in Its Charter)

              Delaware
     (State or Other Jurisdiction                        93-0711613
          of Incorporation)                 (I.R.S. Employer Identification No.)

    515 West Greens Road, Suite 1200
            Houston, Texas                                     77067
(Address of Principal Executive Offices)                     (Zip Code)

Registrant's telephone number, including area code: (281) 874-0035

Securities registered pursuant to Section 12(b) of the Act:

         Title of each class                  Name of each exchange on which registered
Common Stock, $.10 par value per share              American Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act: None.

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X  No   .
                                             ---   ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value as of the close of business on April 30, 1997 of the voting stock held by non- affiliates of the registrant was $1,707,429,506.

         The number of shares of common stock outstanding as of April 30, 1997 was 96,320,006.

                      DOCUMENTS INCORPORATED BY REFERENCE

Specified Portions of the 1996 Annual Report to Stockholders (Parts I and II)
    Specified Portions of the Notice of Annual Meeting of Stockholders and
                          Proxy Statement (Part III)

                                    PART III

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

This Item 14 is amended and restated in its entirety as follows:

(a)   The following documents are filed as part of this report:

      (1)   Financial Statements of Nabors Industries, Inc. and
            Subsidiaries, which are listed in Part II, Item 8 and are incorporated herein by reference from the Company's 1996
            Annual Report to Stockholders from the respective page numbers indicated:
                                                                            PAGE
                                                                             NO.
                                                                            ----
              Report of Independent Accountants                              23

              Consolidated Balance Sheets                                    24

              Consolidated Statements of Income                              25

              Consolidated Statements of Changes in Stockholders' Equity     26

              Consolidated Changes of Cash Flows                             27

              Notes to Consolidated Financial Statements                     28

      (2)   Financial Statement Schedules

            Supplemental schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

      (3)   Exhibits

            Exhibit        Description
            ------------   -----------------------------------------------------
            3(1)           Restated Certificate of Incorporation and By-Laws of
                           the Registrant dated May 12, 1988

            3.1(2) Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated May 8, 1990

            3.2(3) Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated April 12, 1991

            3.3(7) Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated March 11, 1994

            3.4(2)         Amendment to the Restated By-Laws of the Company

            4.1(11) Indenture for Subordinated Debt Securities dated May 28, 1996, between Marine Midland Bank, Trustee and Nabors Industries, Inc. in connection with $172,500,000 in aggregate principal amount of 5% Convertible Subordinated Notes due 2006 (the "Notes")

            4.2(11) Supplemental Indenture dated May 28, 1996 between Marine Midland Bank, Trustee and Nabors Industries, Inc. in connection with the Notes

            4.3(12) Registration Rights Agreement dated as of April 30, 1996 between Nabors Industries, Inc. and Occidental Oil and Gas Corporation

            10.1(7)        1993 Stock Option Plan for Non-Employee Directors

            10.2(10)       1994 Executive Officers Stock Plan

            10.3(10)       1996 Employee Stock Plan

            10.4(12) 1994 Executive Stock Option Agreement effective December 28, 1994, between Nabors Industries, Inc. and Eugene M. Isenberg

            10.5(12) 1994 Executive Stock Option Agreement effective December 28, 1994, between Nabors Industries, Inc. and Anthony G. Petrello

            10.6(12) 1994 Executive Stock Option Agreement effective December 28, 1994, between Nabors Industries, Inc. and Richard A. Stratton

            10.7(8) Employment Agreement effective October 1, 1994, between Nabors Industries, Inc. and Eugene M. Isenberg

            10.8(8) Employment Agreement effective October 1, 1994, between Nabors Industries, Inc. and Anthony G. Petrello

            10.9(9) Amendment to Employment Contract dated as of December 28, 1994, between Nabors Industries, Inc. and Richard
                           A. Stratton

            10.10(4) Note Purchase Agreement between Nabors Industries, Inc. and John Hancock Mutual Life Insurance Company dated October 1, 1992

            10.11(5) Agreement and Plan of Reorganization dated as of August 26, 1993, between Equity Strategies Fund, Inc. and Nabors Industries, Inc.

            10.12(6) Agreement and Plan of Merger dated August 12, 1994, by and among Nabors Industries, Inc., Nabors Acquisition Corp. and Sundowner Offshore Services, Inc.

            10.13(9) Stock Purchase Agreement entered into as of December 22, 1994, by and between Nabors Drilling USA, Inc. and Gordon P. Getty

            10.14(12)      Stock Purchase Agreement dated as of March 8, 1996,
                           between Nabors Industries, Inc. and Occidental Oil and Gas Corporation, as amended by Amendment No. 1 to Stock Purchase Agreement dated as of April 23, 1996

            10.15(12)      Share Purchase Agreement dated as of October 18,
                           1996, by and among Abbot Group plc, Nabors
                           Industries, Inc. and KCA Drilling Group Limited

            10.16(12)      Asset Purchase Agreement between Noble Drilling
                           Corporation, Noble Properties, Inc., Noble Drilling
                           (Canada) Ltd. and Nabors Industries, Inc.  dated
                           November 15, 1996

            10.17(11)      Underwriting Agreement dated May 21, 1996, by and
                           among Nabors Industries, Inc. and Salomon Brothers,
                           Inc., Goldman, Sachs & Co., Merrill, Lynch, Pierce,
                           Fenner & Smith, Incorporated and Simmons and Company,
                           International as representatives of the underwriters named therein in connection with the offering of the Notes

            13(12)         1996 Annual Report to Stockholders

            21(12)         List of Subsidiaries of Nabors Industries, Inc.

            23(12)         Consent of Independent Auditors

            23.1           Consent of Independent Auditors

            27(12)         Financial Data Schedule

         _____________

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

         (2) Incorporated by reference to the Exhibits to Form 10-K, File No. 1-9245, filed with the Commission on December 21, 1990.

         (3) Incorporated by reference to the Exhibits to Form 10-K, File No. 1-9245, filed with the Commission on December 30, 1991.

         (4) Incorporated by reference to the Exhibits to Form 10-K, File No. 1-9245, filed with the Commission on December 29, 1992.

         (5) Incorporated by reference to the Exhibits to Form 10-K, File No. 1-9245, filed with the Commission on December 29, 1993.

         (6) Incorporated by reference to the Exhibits to Form S-4, Registration No. 33-84188, filed with the Commission on September 20, 1994.

         (7) Incorporated by reference to Form S-8, Registration No. 33-87322, filed with the Commission on December 29, 1994.

         (8) Incorporated by reference to Form 10-Q for the quarter ended June 30, 1995, File No. 1-9245, filed with the Commission on August 14, 1995.

         (9) Incorporated by reference to Form 10-K, File No. 1-9245, filed with the Commission on December 27, 1995.

         (10) Incorporated by reference to Form S-8, Registration No. 333-11313, filed with the Commission on September 3, 1996.

         (11) Incorporated by reference to Form 8-K, File No. 1-9245, filed with the Commission on May 28, 1996.

         (12)    Previously filed with this Form 10-K.

(b)      Reports on Form 8-K:

         None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            NABORS INDUSTRIES, INC.


                                            By: /s/ Anthony G. Petrello
                                                Anthony G. Petrello
                                                President
                                                May 15, 1997

                              INDEX TO EXHIBITS


            EXHIBIT        DESCRIPTION
            ------------   -----------------------------------------------------
            3(1)           Restated Certificate of Incorporation and By-Laws of
                           the Registrant dated May 12, 1988

            3.1(2) Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated May 8, 1990

            3.2(3) Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated April 12, 1991

            3.3(7) Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated March 11, 1994

            3.4(2)         Amendment to the Restated By-Laws of the Company

            4.1(11) Indenture for Subordinated Debt Securities dated May 28, 1996, between Marine Midland Bank, Trustee and Nabors Industries, Inc. in connection with $172,500,000 in aggregate principal amount of 5% Convertible Subordinated Notes due 2006 (the "Notes")

            4.2(11) Supplemental Indenture dated May 28, 1996 between Marine Midland Bank, Trustee and Nabors Industries, Inc. in connection with the Notes

            4.3(12) Registration Rights Agreement dated as of April 30, 1996 between Nabors Industries, Inc. and Occidental Oil and Gas Corporation

            10.1(7)        1993 Stock Option Plan for Non-Employee Directors

            10.2(10)       1994 Executive Officers Stock Plan

            10.3(10)       1996 Employee Stock Plan

            10.4(12) 1994 Executive Stock Option Agreement effective December 28, 1994, between Nabors Industries, Inc. and Eugene M. Isenberg

            10.5(12) 1994 Executive Stock Option Agreement effective December 28, 1994, between Nabors Industries, Inc. and Anthony G. Petrello

            10.6(12) 1994 Executive Stock Option Agreement effective December 28, 1994, between Nabors Industries, Inc. and Richard A. Stratton

            10.7(8) Employment Agreement effective October 1, 1994, between Nabors Industries, Inc. and Eugene M. Isenberg

            10.8(8) Employment Agreement effective October 1, 1994, between Nabors Industries, Inc. and Anthony G. Petrello

            10.9(9) Amendment to Employment Contract dated as of December 28, 1994, between Nabors Industries, Inc. and Richard
                           A. Stratton

            10.10(4) Note Purchase Agreement between Nabors Industries, Inc. and John Hancock Mutual Life Insurance Company dated October 1, 1992

            10.11(5) Agreement and Plan of Reorganization dated as of August 26, 1993, between Equity Strategies Fund, Inc. and Nabors Industries, Inc.

            10.12(6) Agreement and Plan of Merger dated August 12, 1994, by and among Nabors Industries, Inc., Nabors Acquisition Corp. and Sundowner Offshore Services, Inc.

            10.13(9) Stock Purchase Agreement entered into as of December 22, 1994, by and between Nabors Drilling USA, Inc. and Gordon P. Getty

            10.14(12)      Stock Purchase Agreement dated as of March 8, 1996,
                           between Nabors Industries, Inc. and Occidental Oil and Gas Corporation, as amended by Amendment No. 1 to Stock Purchase Agreement dated as of April 23, 1996

            10.15(12)      Share Purchase Agreement dated as of October 18,
                           1996, by and among Abbot Group plc, Nabors
                           Industries, Inc. and KCA Drilling Group Limited

            10.16(12)      Asset Purchase Agreement between Noble Drilling
                           Corporation, Noble Properties, Inc., Noble Drilling
                           (Canada) Ltd. and Nabors Industries, Inc.  dated
                           November 15, 1996

            10.17(11)      Underwriting Agreement dated May 21, 1996, by and
                           among Nabors Industries, Inc. and Salomon Brothers,
                           Inc., Goldman, Sachs & Co., Merrill, Lynch, Pierce,
                           Fenner & Smith, Incorporated and Simmons and Company,
                           International as representatives of the underwriters named therein in connection with the offering of the Notes

            13(12)         1996 Annual Report to Stockholders

            21(12)         List of Subsidiaries of Nabors Industries, Inc.

            23(12)         Consent of Independent Auditors

            23.1           Consent of Independent Auditors

            27(12)         Financial Data Schedule

         _____________

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

         (2) Incorporated by reference to the Exhibits to Form 10-K, File No. 1-9245, filed with the Commission on December 21, 1990.

         (3) Incorporated by reference to the Exhibits to Form 10-K, File No. 1-9245, filed with the Commission on December 30, 1991.

         (4) Incorporated by reference to the Exhibits to Form 10-K, File No. 1-9245, filed with the Commission on December 29, 1992.

         (5) Incorporated by reference to the Exhibits to Form 10-K, File No. 1-9245, filed with the Commission on December 29, 1993.

         (6) Incorporated by reference to the Exhibits to Form S-4, Registration No. 33-84188, filed with the Commission on September 20, 1994.

         (7) Incorporated by reference to Form S-8, Registration No. 33-87322, filed with the Commission on December 29, 1994.

         (8) Incorporated by reference to Form 10-Q for the quarter ended June 30, 1995, File No. 1-9245, filed with the Commission on August 14, 1995.

         (9) Incorporated by reference to Form 10-K, File No. 1-9245, filed with the Commission on December 27, 1995.

         (10) Incorporated by reference to Form S-8, Registration No. 333-11313, filed with the Commission on September 3, 1996.

         (11) Incorporated by reference to Form 8-K, File No. 1-9245, filed with the Commission on May 28, 1996.

         (12)    Previously filed with this Form 10-K.

                                                                    EXHIBIT 23.1


                       CONSENT OF INDEPENDENT ACCOUNTANTS

                 We consent to the incorporation by reference in the Registration Statements of Nabors Industries, Inc. on Form S-8 (Registration Numbers 33-47821, 33-45097, 33-36229, 33-5600 and 33-54858) of our report dated
November 25, 1996, except as to certain information presented in Notes 9 and 15, for which the date is December 20, 1996, on our audits of the consolidated financial statements of Nabors Industries, Inc. and Subsidiaries as of September 30, 1996 and 1995, and for each of the three years in the period ended September 30, 1996, which reports are included in this Annual Report on Form 10-K.


                                                    /s/ COOPERS & LYBRAND L.L.P.

                                                        COOPERS & LYBRAND L.L.P.


Houston, Texas

May 15, 1997