Form 10-Q
period 1997-06-30
NABORS INDUSTRIES INC
filed 1997-08-14
CIK 798943

                                                                   CONFORMED

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                          June 30, 1997

                                       OR

[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

For the transition period ______________ to ______________

Commission file number             1-9245
                                  --------

                            NABORS INDUSTRIES, INC.
 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                        93-0711613
 -------------------------------                        -----------------------
 (State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                         Identification No.)

              515 W. Greens Road, Suite 1200, Houston, Texas 77067
 ------------------------------------------------------------------------------
               (Address of principal executive offices, zip code)


                                  281-874-0035
 ------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


 ------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if change since last report)


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


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of Common Stock, par value $.10 per share, outstanding as of July 31, 1997 was 100,630,256.

                            NABORS INDUSTRIES, INC.


                                     INDEX

                                                               Page No.
                                                               --------
Part I   Financial Information
    Item 1. Financial Statements

             Condensed Consolidated Balance Sheets at
             June 30, 1997 and September 30, 1996                 2

             Condensed Consolidated Statements of
             Income and Retained Earnings for the Three
             Months and Nine  Months  Ended June 30, 1997 and     3
             1996

             Condensed Consolidated Statements of Cash
             Flows for the Nine Months Ended June
             30, 1997 and 1996                                    4

             Notes to Condensed Consolidated
             Financial Statements                                 5

             Report of Independent Accountants                    8

    Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                           9

Part II   Other Information

 Item 6. Exhibits and Reports on Form 8-K                         13

    Signatures                                                    13

PART I   FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)


                                                                          June 30,     September 30,
                                                                            1997            1996
                                                                        -----------      ---------
ASSETS
Current assets:
   Cash and cash equivalents                                            $    13,883      $  95,867
   Marketable securities                                                      5,975          8,160
   Accounts receivable, net                                                 213,219        172,720
   Inventory and supplies                                                    23,294         18,528
   Prepaid expenses and other current assets                                 26,295         33,259
                                                                        -----------      ---------
          Total current assets                                              282,666        328,534
Property, plant and equipment, net                                          799,157        511,203
Marketable securities                                                        24,474         11,839
Other long-term assets                                                       24,298         19,698
                                                                        -----------      ---------
          Total assets                                                  $ 1,130,595      $ 871,274
                                                                        -----------      ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term obligations                             $     2,253      $   7,738
   Short-term borrowings                                                     67,687         10,235
   Trade accounts payable and accrued liabilities                           158,205        129,018
   Income taxes payable                                                       9,206          9,452
                                                                        -----------      ---------
          Total current liabilities                                         237,351        156,443
Long-term obligations                                                       232,830        229,504
Other long-term liabilities                                                  12,866          9,139
Deferred income taxes                                                        23,414         18,366
                                                                        -----------      ---------
          Total liabilities                                                 506,461        413,452
                                                                        -----------      ---------

 Commitments and contingencies
 Stockholders' equity:
   Preferred stock, par value $.10 per share:
        Authorized 10,000 shares; none issued or outstanding                     --             --
   Capital stock, par value $.10 per share:
        Authorized common shares 200,000;
          issued 96,934 and 87,470                                            9,693          8,747
        Authorized Class B shares 8,000; none issued or outstanding              --             --
    Capital in excess of par value                                          345,886        250,995
    Cumulative translation adjustment                                        (2,305)        (2,692)
    Net unrealized gain on marketable securities                              7,442          3,728
    Retained earnings since May 1, 1988                                     266,582        200,208
    Less treasury stock, at  cost, 489 common shares                         (3,164)        (3,164)
                                                                        -----------      ---------
          Total stockholders' equity                                        624,134        457,822
                                                                        -----------      ---------
          Total liabilities and stockholders' equity                    $ 1,130,595      $ 871,274
                                                                        -----------      ---------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                             AND RETAINED EARNINGS
                    (In thousands, except per share amounts)



                                                  Three months ended June 30,   Nine months ended June 30,
                                                      1997           1996          1997            1996
                                                   ---------      ---------      ---------      ---------
Revenues                                           $ 267,911      $ 181,336      $ 723,671      $ 508,993
                                                   ---------      ---------      ---------      ---------

Operating expenses:
   Direct costs                                      187,225        134,570        527,329        379,049
   General and administrative expenses                18,505         14,908         50,501         41,563
   Depreciation and amortization                      16,988         11,308         47,079         32,310
   Merger expenses                                        --             --          1,755             --
                                                   ---------      ---------      ---------      ---------
       Operating expenses                            222,718        160,786        626,664        452,922
                                                   ---------      ---------      ---------      ---------

Operating income                                      45,193         20,550         97,007         56,071
                                                   ---------      ---------      ---------      ---------

Other income (expense):
   Interest expense                                   (4,811)        (3,476)       (12,143)        (7,590)
   Interest income                                       401            496          3,057            937
   Other income, net                                   7,113          4,487         28,484          9,234
                                                   ---------      ---------      ---------      ---------
       Other income                                    2,703          1,507         19,398          2,581
                                                   ---------      ---------      ---------      ---------

Income before income taxes                            47,896         22,057        116,405         58,652
                                                   ---------      ---------      ---------      ---------

Income taxes:
   Current                                             2,086          2,637          7,339          6,418
   Deferred                                           14,678            751         36,378          1,481
                                                   ---------      ---------      ---------      ---------
       Total income taxes                             16,764          3,388         43,717          7,899
                                                   ---------      ---------      ---------      ---------

Net income                                            31,132         18,669         72,688         50,753

Reclassification of pre-quasi-
  reorganization tax benefit                            (980)        (4,183)        (3,552)        (8,883)

Adcor retained deficit at September 30, 1996              --             --         (2,762)            --

Retained earnings, beginning of period               236,430        165,475        200,208        138,091
                                                   ---------      ---------      ---------      ---------

Retained earnings, end of period                   $ 266,582      $ 179,961      $ 266,582      $ 179,961
                                                   ---------      ---------      ---------      ---------

Earnings per share:
   Primary                                         $     .30      $     .20      $     .72      $     .55
                                                   ---------      ---------      ---------      ---------
   Fully diluted                                   $     .29      $     .20      $     .69      $     .54
                                                   ---------      ---------      ---------      ---------

Weighted average number of shares outstanding:
   Primary                                           102,477         94,543        100,914         92,488
                                                   ---------      ---------      ---------      ---------
   Fully diluted                                     113,529         95,164        112,006         94,446
                                                   ---------      ---------      ---------      ---------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)



                                                                Nine months ended June 30,
                                                                   1997           1996
                                                                ---------      ---------

Net cash provided by operating activities                       $  96,671      $  41,903
                                                                ---------      ---------

Cash flows from investing activities:
   Purchases of marketable securities, trading                         --         (6,585)
   Sales of marketable securities, trading                          3,653          2,808
   Purchases of marketable securities, available for sale          (4,803)            --
   Sales of marketable securities, available-for-sale               6,921          1,699
  (Increase) decrease in notes receivable, net                       (456)            61
   Cash paid for acquisitions, net                               (106,500)       (33,754)
   Capital expenditures                                          (206,682)       (97,464)
   Proceeds from disposition of assets and insurance claims        51,963         11,316
   Investment in affiliates                                          (502)            --
                                                                ---------      ---------
Net cash used for investing activities                           (256,406)      (121,919)
                                                                ---------      ---------

 Cash flows from financing activities:
  (Increase) decrease in restricted cash                               (9)           889
  (Decrease) increase in long-term borrowings, net                (13,079)       182,993
   Increase (decrease) in short-term borrowings, net               57,452        (21,906)
   Common and treasury stock transactions                          32,869          9,662
                                                                ---------      ---------
Net cash provided by financing activities                          77,233        171,638
                                                                ---------      ---------

Net (decrease) increase in cash and cash equivalents              (82,502)        91,622

Cash and cash equivalents, beginning of period                     95,867         12,038
Adjustment for Adcor cash at September 30, 1996                       518             --
                                                                ---------      ---------

Cash and cash equivalents, end of period                        $  13,883      $ 103,660
                                                                ---------      ---------







The accompanying notes are an integral part of these condensed consolidated financial statements.

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1  Summary of Significant Accounting Policies

Interim Financial Information

                  The unaudited condensed consolidated financial statements of Nabors Industries, Inc. (collectively with its subsidiaries, the "Company") are prepared in conformity with generally accepted accounting principles, but do not purport to be a complete presentation inasmuch as all note disclosures required are not included. Reference is made to the Company's 1996 Annual Report on Form 10-K for additional note disclosures.

                  In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 1997 and the results of its operations and its cash flows for the respective periods ended June 30, 1997 and 1996. Interim results for the nine months ended June 30, 1997 are not necessarily indicative of results which will be realized for the full year ending September 30, 1997.

Earnings Per Share

                  Primary earnings per share equals net income divided by the weighted average number of common shares outstanding, after giving effect to dilutive stock options and warrants. Fully diluted earnings per share for the three months and nine months ended June 30, 1997 equals net income plus $1.4 million and $4.2 million, respectively, of after tax interest expense incurred on the $172.5 million 5% Convertible Subordinated Notes, issued on May 28, 1996 (the "5% Notes"), divided by the weighted average common shares outstanding, after giving effect to dilutive stock options and warrants and 9.5 million shares assumed to be issued on conversion of the 5% Notes. The 5% Notes are not included in the fully diluted earnings per share calculation for the three months and nine months ended June 30, 1996 because inclusion would have been anti-dilutive.

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

Note 2  Acquisitions, Capital Expenditures and Dispositions

                  During November 1996, the Company completed the sale of its wholly owned subsidiary Nabors Drilling & Energy Services UK Ltd. to a wholly owned subsidiary of Abbot Group plc, a diversified holding company listed on the London stock exchange. The Company received approximately $36.0 million plus the value of working capital in cash, as well as 10.8 million four-year warrants to acquire stock in Abbot Group plc. The Company subsequently exercised 8.7 million of such warrants and sold the underlying shares for net proceeds of $6.9 million.

                  During December 1996, the Company acquired 47 land drilling rigs from Noble Drilling Corporation and certain of its subsidiaries for $60.0 million in cash. The fleet of rigs consists of 19 operating rigs and 28 stacked rigs in various stages of completeness; 38 of the rigs are located in the United States and nine are located in Canada. The acquisition was accounted for under the purchase method of accounting; accordingly, the total purchase price was allocated to net assets based on estimated fair values. The results of operations associated with the purchased rigs have been included in the condensed consolidated financial statements of the Company commencing on the effective date of the acquisition.

                  During January 1997, the Company completed the acquisition of Adcor-Nicklos Drilling Company ("Adcor") through a merger of a wholly owned subsidiary with and into Adcor. In the merger, all of the stock of Adcor was exchanged for 3,354,175 shares of Nabors common stock. The Adcor fleet consists of 30 active and six stacked land rigs located in the United States. The assets also include drill pipe, spare drilling equipment, yards, vehicles and other support equipment. The transaction was accounted for as a pooling-of-interests. The results of operations of Adcor were included in the Company's fiscal 1997 results commencing January 1, 1997. The historical consolidated financial statements of the Company were retroactively restated to include the results of operations, financial position and cash flows of Adcor commencing on October 1, 1996. The historical consolidated financial statements of the Company prior to fiscal year 1997 were not restated as the effect in those years was not significant. Accordingly, an adjustment was made to the Company's retained earnings on October 1, 1996 to record the cumulative retained deficit of Adcor as of September 30, 1996.

                  During April 1997, the Company completed the acquisition of substantially all the assets of Chesley Pruet Drilling Company ("Chesley Pruet") and an affiliate for cash. The Chesley Pruet fleet consists of 10 active and two stacked land rigs located in the United States. The acquisition also included drill pipe and component equipment. The acquisition was accounted for under the purchase method of accounting; accordingly, the total purchase price was allocated to net assets based on estimated fair values. The results of operations associated with the purchased rigs have been included in the condensed consolidated financial statements of the Company commencing on the effective date of the acquisition. Also, during April 1997, the Company completed the purchase of 25 stacked land rigs and a large complement of component equipment located in the United States, from a subsidiary of Samson Investment Company ("Samson") for $85.0 million in cash.


Note 3  Capital Stock

                  During the nine month period ended June 30, 1997, 4,590,450 options were exercised at prices ranging from $0.75 to $10.375 per share. In addition, 19,268 common shares were issued upon vesting under a stock award plan.

                  During January 1997, the Company completed its merger with Adcor whereby the Company acquired all the outstanding shares of Adcor in exchange for 3,354,175 newly issued shares of the Company's common stock (Note
2).

                  During January 1997, warrants to acquire 1,500,000 shares of the Company's common stock were exercised at a price of $5.50 per share. The warrants had originally been issued to a financial institution during 1990 and were exercisable until January 31, 1997.

Note 4  Income taxes

                  During 1997, the Company began recording non-cash US federal deferred income taxes based on the relationship between the amount of the Company's unused US federal net operating loss carryforwards ("US NOL") and the temporary differences between the book basis and tax basis in the Company's assets. The temporary differences primarily arise from using accelerated depreciation for tax return purposes as compared to a lower depreciation amount for financial statement purposes. Additionally, the Company recorded higher UK taxes during the year as a result of the sale of the UK operation, resulting in an effective tax rate of 38% for the nine months ended June 30, 1997, as compared to an effective tax rate of 13% for the prior year comparable period. The effective tax rate for the remaining quarters of 1997 should approximate the 35% US federal statutory rate. Non-cash US federal deferred taxes should represent the majority of this amount until that point in time when the US NOL has been fully utilized or expires.


Note 5  Commitments and Contingencies

Capital Expenditures

                  As of June 30, 1997, the Company had capital expenditure purchase commitments outstanding of approximately $17.1 million.

Contingencies

                  The Company is a defendant or otherwise involved in a number of lawsuits. In the opinion of management, the Company's ultimate liability with respect to these lawsuits is not expected to have a significant or material adverse effect on the Company's consolidated financial position or results of operations.


Note 6  Subsequent Events

                  During August 1997, the Company executed an agreement to sell all of the stock in the Company's wholly owned subsidiary, J.W. Gibson Well Service Company ("Gibson") to Key Energy Group, Inc. ("Key"). At the time of closing, the Company will receive $20.0 million in cash, approximately $3.9 million in cash for Gibson's working capital, 100,000 shares of Key common stock and 265,000 warrants to acquire stock in Key at $18.00 per share . The transaction, which has already received regulatory approval, is subject to certain closing conditions and is expected to close in early October 1997. The assets of Gibson consist of 74 active well servicing and workover rigs, associated auxiliary equipment, trucks, inventory, and several yards and related facilities. The transaction will result in a gain which will be reflected in the Company's financial statements in the first quarter of 1998.

                       Report of Independent Accountants


To the Stockholders and Board of Directors of Nabors Industries, Inc.

We have reviewed the accompanying condensed consolidated financial statements of Nabors Industries, Inc. and Subsidiaries as of June 30, 1997 and for the three-month and nine-month periods then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of September 30, 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated November 25, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



Coopers & Lybrand L.L.P.





Houston, Texas
July 15, 1997

ITEM 2.
                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Third Quarter and First Nine Months of Fiscal 1997 Compared to Third Quarter and First Nine Months of Fiscal 1996

                  Company revenues for the third quarter of fiscal 1997 ("Current Quarter") and the first nine months of fiscal 1997 ("Current Period") totaled $267.9 million and $723.7 million, respectively, representing a 48% and 42% increase over the prior year comparable periods. Operating income during the Current Quarter and Current Period totaled $45.2 million and $97.0 million, respectively, compared to $20.6 million and $56.1 million in the prior year, representing a 120% and 73% increase, respectively. Net income totaled $31.1 million ($.29 per fully diluted share) and $72.7 million ($.69 per fully diluted share) during the Current Quarter and Current Period, respectively, compared to $18.7 million ($.20 per fully diluted share) and $50.8 million ($.54 per fully diluted share) during the prior year comparable periods. The significant improvement in operating results during the Current Quarter and Current Period was due primarily to the improved results of the Company's operations in the US Lower 48, the Gulf of Mexico, Canada, and the Middle East, partially offset by lower operating results for the Company's UK North Sea operation, which was sold during November 1996 (Note 2). Net income was also positively affected during the Current Period by a gain on the sale of the Company's UK North Sea Operation. However, an increase in the Company's effective tax rate, resulting from non-cash US federal deferred income taxes recorded in the Current Quarter and Current Period, as well as a higher tax rate applicable on the sale of the UK operation during the Current Period, reduced net income.

                  The following tables set forth financial information with respect to the Company and its subsidiaries on a consolidated basis by geographical area :




                            Three months ended June 30,               Nine months ended June 30,
                                1997        1996    Increase (Decrease)    1997       1996      Increase (Decrease)
                             ---------   ---------  ------------------   ---------  ---------   -------------------
                                                      (In thousands, except percentages)
Revenues:
  North America              $ 220,988   $ 133,495  $ 87,493        66%  $ 593,826  $ 373,087   $ 220,739        59%
  International                 46,923      47,841      (918)       (2%)   129,845    135,906      (6,061)       (4%)
                             ---------   ---------  --------  --------   ---------  ---------   ---------   -------
  Total revenues               267,911     181,336    86,575        48%    723,671    508,993     214,678        42%
                             ---------   ---------  --------  --------   ---------  ---------   ---------   -------

Operating income:
  North America                 37,312      15,704    21,608       138%     83,351     43,705      39,646        91%
  International                 11,948       8,590     3,358        39%     25,581     21,819       3,762        17%
  Corporate expenses            (4,067)     (3,744)     (323)       (9%)   (10,170)    (9,453)       (717)       (8%)
  Merger expenses (1)               --          --        --        --      (1,755)        --      (1,755)      N/A
                             ---------   ---------  --------  --------   ---------  ---------   ---------   -------

  Total operating income     $  45,193   $  20,550  $ 24,643       120%  $  97,007  $  56,071   $  40,936       73%
                             ---------   ---------  --------  --------   ---------  ---------   ---------   -------


                                  1997                    1996                      1997                    1996
                         ----------------------- -----------------------   ----------------------- ----------------------
                            Rig         Rig         Rig         Rig           Rig         Rig         Rig         Rig
Rig activity (2):          Years     Utilization   Years     Utilization     Years     Utilization   Years     Utilization
                         ----------- ----------- ----------- -----------   ----------- ----------- ----------- -----------
  North America               231.5         66%       150.8         55%         219.5         63%       146.6        57%
  International                32.4         62%        28.9         61%          31.1         60%        27.9        61%
                         ----------- ----------- ----------- -----------   ----------- ----------- ----------- ----------
  Total rig activity          263.9         65%       179.7         56%         250.6         63%       174.5        58%
                         ----------- ----------- ----------- -----------   ----------- ----------- ----------- ----------

(1) Merger expenses relating to the Adcor merger.
(2) Excludes labor contracts and Gibson workover and well servicing rigs.


                  North America (including Canada) revenues totaled $221.0 million and $593.8 million during the Current Quarter and Current Period, respectively, representing a 66% and 59% increase over the prior year comparable periods. The increase was primarily attributable to a significant increase in revenues for the Company's US Lower 48 operations during the Current Quarter and Current Period, as a result of the acquisition of Exeter Drilling Company and its subsidiary J.W. Gibson Well Service Company during April 1996, the December 1996 purchase of the Noble Drilling Corporation land rigs, the merger with Adcor-Nicklos Drilling Company ("Adcor") during January 1997, which was accounted for as a pooling-of-interests with Adcor results included retroactive to October 1, 1996, and the acquisition of Chesley Pruet Drilling Company during April 1997 (Note 2). Additionally, dayrates and utilization improved in the US Lower 48 as a result of tightening rig demand, primarily for large, premium, diesel-electric SCR rigs. Revenues for the Gulf of Mexico operations also increased during the Current Quarter and Current Period as a result of increased equivalent rig years and higher dayrates for the Company's platform drilling rigs and platform workover rigs, as well as higher dayrates for the Company's jackup workover rigs as compared to the prior year comparable periods. Gulf of Mexico revenues increased despite lower jackup workover rig utilization, as two of the jackup workover rigs were being repaired during the Current Quarter. Platform drilling rig equivalent rig years increased in part as a result of the newly constructed MASE(TM) rigs 802 and 803, which began working in June 1996 and November 1996, respectively. Additionally, rig 269, an adapted land rig, began working in the Gulf of Mexico in June 1996. Canada operation revenues increased during the Current Quarter and Current Period primarily as a result of the addition of 9 rigs purchased from Noble Drilling Corporation during December 1996, and an improvement in dayrates and rig utilization as compared to the prior year comparable periods. Alaskan operation revenues increased during the Current Quarter, but were flat during the Current Period. The increase in Alaska operation revenues during the Current Quarter resulted primarily from increased activity for Peak Oilfield Services ("Peak"), the Company's Alaskan construction and logistics joint venture. During the Current Period, increased revenues for Peak were offset by reduced rig activity. Equivalent North America rig years during the Current Quarter and Current Period totaled 231.5 years and 219.5 years, respectively, as compared to 150.8 years and 146.6 years during the prior year comparable periods.

                  International revenues totaled $46.9 million and $129.8 million during the Current Quarter and Current Period, respectively, representing a 2% and 4% decrease from the prior year comparable periods. Middle Eastern and CIS revenues increased significantly during the Current Quarter and Current Period primarily as a result of new contracts in Saudi Arabia for six rigs, three of which commenced operations during the third quarter of 1996, and three of which commenced operations during the second quarter of 1997. Additionally, a one rig contract for a jackup rig in the Persian Gulf commenced late in the second quarter of 1997. CIS revenues increased as a result of a one rig contract on Sakhalin Island, which operated from June 1996 to December 1996, as well as two joint venture contracts in Kazakhstan, which commenced during the third quarter of 1996. These increases were partially offset, however, by lower rig activity in Africa. Revenues for the Company's South and Central America operations decreased during the Current Quarter and Current Period due primarily to decreased activity in Venezuela, and the completion of two contracts in Costa Rica during the prior year. UK North Sea revenues decreased during the Current Quarter and Current Period, as the Company completed the sale of its UK North Sea labor contract operation during November 1996. Equivalent international rig years during the Current Quarter and Current Period totaled 32.4 years and 31.1 years, respectively, as compared with 28.9 years and 27.9 years in the prior year comparable periods.

                  The following table sets forth selected consolidated financial information of the Company expressed as a percentage of total operating revenues:



                                      Three months ended June 30,      Nine months ended June 30,
                                         1997          1996               1997          1996
                                       ----------    ----------         ----------    ----------
Revenues                                  100.0%        100.0%             100.0%        100.0%
                                       ----------    ----------         ----------    ----------

Operating expenses:
   Direct costs                            69.9%         74.2%              72.9%         74.5%
   General and administrative expenses      6.9%          8.2%               7.0%          8.2%
   Depreciation and amortization            6.3%          6.3%               6.5%          6.3%
   Merger expenses                             -             -                .2%             -
                                       ----------    ----------         ----------    ----------
       Operating expenses                  83.1%         88.7%              86.6%         89.0%
                                       ----------    ----------         ----------    ----------

Operating income                           16.9%         11.3%              13.4%         11.0%

Other income                                1.0%           .8%               2.7%           .5%
                                       ----------    ----------         ----------    ----------

Income before income taxes                 17.9%         12.1%              16.1%         11.5%

Income taxes                                6.3%          1.8%               6.0%          1.5%
                                       ----------    ----------         ----------    ----------

Net income                                 11.6%         10.3%              10.1%         10.0%
                                       ----------    ----------         ----------    ----------

                  Direct costs as a percentage of revenues decreased during the Current Quarter and Current Period as compared to the prior year comparable periods. The increase in gross margins is largely the result of increased margins for the Company's US Lower 48 and Gulf of Mexico operations on the strength of improved dayrates, as well as increased margins in Saudi Arabia. However, an increased percentage of the Company's total revenues were generated by the Company's US Lower 48 operations, which had the effect of reducing somewhat the overall gross margin percentage, as these contracts are usually at a lower gross margin percentage than Gulf of Mexico, Alaskan and International contracts. Selling, general and administrative expenses as a percentage of revenues decreased during the Current Quarter and Current Period due to the increase in revenues, as these expenses were spread over a larger revenue base. Merger expenses of $1.8 million relating to the merger with Adcor (Note 2) were recorded during the first quarter of 1997.

                  Interest expense increased during the Current Quarter and Current Period as a result of the interest associated with the $172.5 million 5% Convertible Subordinated Notes issued on May 28, 1996 (the "5% Notes"), partially offset during the Current Period by lower interest expense associated with short-term borrowings that were substantially paid down with proceeds from the 5% Notes. Interest income increased during the Current Period due to higher average cash and cash equivalent balances that resulted from the remaining proceeds from the 5% Notes.

                  Other income increased during the Current Quarter and Current Period. The increase during the Current Quarter and Current Period relates in part to increased realized and unrealized gains on marketable securities as compared to the prior year periods. Additionally, during the Current Period, the Company recognized a gain on the sale of the Company's UK North Sea operation, in which the Company received approximately $36.0 million plus the value of working capital in cash, as well as 10.8 million four-year warrants to acquire stock in Abbot Group plc. Other income during the prior year periods consisted primarily of realized and unrealized gains on marketable securities.

                  During the Current Quarter and Current Period, the Company began recording non-cash US federal deferred income taxes based on the relationship between the amount of the Company's unused US federal net operating loss carryforwards ("US NOL") and the temporary differences between the book basis and tax basis in the Company's assets. The temporary differences primarily arise from using accelerated depreciation for tax return purposes as compared to a lower depreciation amount recorded for financial statement purposes. Additionally, the Company recorded higher UK taxes during the Current Period as a result of the sale of the UK operation, resulting in a Current Period effective tax rate of 38% compared to an effective tax rate of 13% for the prior year comparable period. The effective tax rate for financial statement purposes during the Current Quarter was 35% and the effective tax rate for the remaining quarters of 1997 should approximate the 35% US federal statutory rate. Non-cash US federal deferred taxes should represent the majority of this amount until that point in time when the US NOL has been fully utilized or expires. The current and deferred income tax provisions for the prior year periods relate primarily to foreign operations, including Canada, as substantially all of the US taxable income and temporary differences between the book basis and tax basis of the Company's assets were offset by available US NOL.

LIQUIDITY AND CAPITAL RESOURCES

                  The Company had working capital of $45.3 million as of June 30, 1997, representing a $126.8 million decrease from September 30, 1996. The decrease in working capital relates primarily to an $82.5 million decrease in cash, excluding the $.5 million in cash acquired in conjunction with the Adcor merger, as well as a $57.5 million increase in short-term borrowings used primarily to fund acquisitions and capital expenditures (Note 2). The ratio of funded debt to funded debt plus shareholder's equity, commonly referred to as the debt to capital ratio, was 0.33:1 as of June 30, 1997 as compared to 0.35:1 as of September 30, 1996. The improvement in the debt to capital ratio is the result of an increase in shareholder's equity resulting from the Company's earnings, common stock issued in connection with the Adcor merger and other common stock transactions, partially offset by an increase in funded debt relating primarily to additional short-term borrowings.

                  Cash and cash equivalents decreased by $82.5 million during the Current Period as compared to an increase of $91.6 million during the prior year comparable period.

                  Net cash provided by operating activities totaled $96.7 million during the Current Period compared to $41.9 million during the prior year comparable period. During the Current Period and prior year comparable period, net income, as increased for non-cash items such as depreciation and deferred taxes, was partially offset by non-cash items such as gains on sales of assets and the negative impact on cash from changes in the Company's working capital accounts.

                  Net cash used for investing activities totaled $256.4 million during the Current Period compared to $121.9 million during the prior year comparable period. Cash paid for acquisitions and capital expenditures represented the primary uses of cash during the Current Period, partially offset by proceeds from the sale of the UK North Sea operation and other fixed assets. During the prior year comparable period, capital expenditures, cash paid for acquisitions and the purchases of marketable securities represented the primary uses of cash.

                  Financing activities provided cash totaling $77.2 million during the Current Period compared to $171.6 million during the prior year comparable period. During the Current Period cash was provided by short-term borrowings and common stock transactions, primarily the exercise of stock options, partially offset by reductions in long-term borrowings. In the prior year period, cash was provided by long-term borrowings, primarily the 5% Notes, and common stock transactions, offset by reductions in short-term borrowings.

                  The Company's cash and cash equivalents and short-term investments in marketable securities totaled $19.9 million as of June 30, 1997. In addition, the Company had long-term investments in marketable securities of $24.5 million as of June 30, 1997. The Company has credit facility arrangements with a number of banks totaling $109.4 million with remaining availability, after borrowings on the facilities and outstanding letters of credit, of approximately $32.3 million.

                  As of June 30, 1997, the Company had capital expenditure purchase commitments totaling approximately $17.1 million.

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

PART II  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

             (a)  Exhibits

             11       Statement Re Computation of Per Share Earnings

             15.1     Awareness Letter of Independent Accountants

             27       Financial Data Schedule

            (b)   Reports on Form 8-K

             No reports on Form 8-K were filed during the three months ended June 30, 1997.




                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NABORS INDUSTRIES, INC.



                                      /s/ Anthony G. Petrello
                                   ---------------------------------------
                                   Anthony G. Petrello
                                   President and Chief Operating Officer



                                      /s/ Bruce P. Koch
                                   ---------------------------------------
                                   Bruce P. Koch
                                   Vice President of Finance (principal
                                         financial and accounting officer)

Dated:  August 14, 1997

                                 EXHIBIT INDEX


Exhibits             Description



  11       Statement Re Computation of Per Share Earnings

  15.1     Awareness Letter of Independent Accountants

  27       Financial Data Schedule

