Form 10-K405
period 1997-09-30
NABORS INDUSTRIES INC
filed 1997-12-29
CIK 798943

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Fiscal Year Ended SEPTEMBER 30, 1997         Commission File No.: 1-9245

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


                                 (281) 874-0035
              (Registrant's telephone number, including area code)


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

                        YES  [X]                  NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value on December 1, 1997 of voting stock held by non-affiliates of the Registrant was approximately $2,827 million.

         The number of shares of Common Stock outstanding as of December 1, 1997 was 100,835,531.


                      DOCUMENTS INCORPORATED BY REFERENCE
                        (TO THE EXTENT INDICATED HEREIN)

Specified Portions of the 1997 Annual Report to Stockholders (Parts I, II and IV)

Specified Portions of the Notice of Annual Meeting of Stockholders and Proxy Statement (Part III)

                          FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Annual Report on Form 10- K that address activities, events or developments that Nabors Industries, Inc. (collectively with its subsidiaries, "Nabors" or the "Company") "expects", "projects", "believes" or "anticipates" will or may occur in the future, including such matters as future capital expenditures and investments in the acquisition and refurbishment of rigs (including the amount and nature thereof), repayment of debt, expansion and other development trends of the contract drilling industry, business strategies, expansion and growth of operations and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by management of the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of risks and uncertainties, including those discussed herein, general economic and business conditions, prices of crude oil and natural gas, foreign exchange and currency fluctuations, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in laws or regulations and other factors, many of which are beyond the control of the Company. Any such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in the forward-looking statements.

                                     PART I

ITEM 1.          BUSINESS

Nabors is the largest land drilling contractor in the world, with 386 actively marketed land rigs. The Company is principally engaged in oil and gas land drilling operations in North America (in the US Lower 48 states, Alaska and Canada), and internationally (in South and Central America, the Middle East and other regions). Nabors also markets 37 offshore drilling, well servicing and workover rigs in the Gulf of Mexico, Alaska's Cook Inlet and several international markets. To supplement its primary businesses, the Company offers a number of ancillary well-site services, including oilfield management, engineering, transportation, construction, maintenance, well logging and other support services, in selected domestic and international markets. In addition, the Company manufacturers and leases or sells top drives for a broad range of drilling rig applications and manufactures and leases or sells rig instrumentation equipment to monitor rig performance.

BUSINESS STRATEGY

The Company's business philosophy is to grow and remain profitable in any market environment, to build a diverse portfolio of market positions to mitigate risk and create potential for growth, to establish and maintain a conservative and flexible financial posture and to forge long-term relationships with customers. Nabors has implemented this philosophy by:

         o maintaining a technologically and geographically diverse rig fleet, enabling Nabors to optimize returns through increased utilization and increased dayrates;

         o reactivating stacked rigs as market conditions warrant, both domestically and internationally;

         o increasing value-added revenues from ancillary well-site products and services that complement the Company's businesses in its existing field locations, including top drives, mudlogging, instrumentation systems, pipe rental and construction and transportation services;

         o upgrading and enhancing the capabilities of the Company's existing fleet and building certain specialized rig equipment such as the MASE(TM), arctic and other special purpose rigs;

         o entering into partnering relationships or alliances with operators as a preferred contractor in certain domestic and international locations; and

         o making strategic acquisitions to augment the existing rig fleet or grow in other related areas, and making divestitures to take advantage of market conditions in non-strategic businesses or geographic markets.

BUSINESS

CONTRACT DRILLING OVERVIEW

Drilling Rigs. Drilling rigs owned and operated by the Company include land-based rigs and offshore platform, jackup and barge rigs. Drilling rigs come in a wide variety of sizes and capabilities, and may include specialized equipment, such as top drives, or have design features or modifications for specialized drilling conditions, such as arctic drilling. The rigs, which may be classified as mechanical or electric, generally are powered by two to four large diesel engines. An electric rig differs from a mechanical rig in that it converts the diesel power to electricity to power the rig. This gives the rig operator the ability to deliver the same amount of torque at high and low speeds, permitting greater control of the rig, which hoists and rotates heavy drill pipe in and out of the well. This enhances operating efficiency and safety, reducing drilling time and saving the customer money. Because of these advantages, diesel electric rigs, better known as silicon-controlled rectifier or SCR rigs, generally are preferred by customers, and enjoy higher utilization and dayrates.

Rigs owned by the Company may perform drilling, well servicing (routine repair and maintenance of mechanical problems) or workover services (major overhaul or remediation of an existing wellbore and/or plugging and redrilling the well), depending on the configuration of the individual rig. Each rig is rated for drilling up to a specific depth. The basic types of rigs operated by the Company are described below.

o Land Rigs. A land-based drilling rig generally consists of engines, drawworks, a mast, pumps to circulate the drilling fluid, blowout preventers, drill string and related equipment. The engines power a rotary table that turns the drill string, causing the drill bit to bore through the subsurface rock layers. Rock cuttings are carried to the surface by the circulating drilling fluid. The intended well depth and the drilling site conditions are the principal factors that determine the size and type of rig most suitable for a particular drilling job. A land-based well servicing rig consists of a mobile carrier, engine, drawworks and a mast. The primary function of a well servicing rig is to act as a hoist so that pipe, rods and down-hole equipment can be run into and out of a well. All of the Company's well servicing rigs can be readily moved between well sites and between geographic areas of operations.

o Platform Rigs. The Company's platform rigs consist of drilling and/or well servicing or workover equipment and machinery arranged in modular packages that are transported to and assembled and installed on fixed offshore platforms owned by the customer. Fixed offshore platforms are steel tower-like structures that stand on the ocean floor, with the top portion, or platform, above the water level, providing the foundation upon which the platform rig is placed. The Sundowner series of platform rigs all are self-erecting (that is, they can be off-loaded with their own crane, rather than requiring a separate barge and crane to assemble), and generally are designed to fit the geometry of nearly any producing platform without major modifications to either the rig or the platform. A Super Sundowner is an enhanced version of the Sundowner rig, with more powerful mud pump systems and greater hook load capacity. This enables the rigs to be used in more rigorous applications, including re-entry and side-tracking workovers. Minimum Area, Self-Erecting, or MASE(TM), drilling rigs are the latest generation of Sundowner modular platform rigs and represent a larger, more powerful version of the Super Sundowner. API (American Petroleum Institute) drilling rigs have similar capabilities to the MASE(TM) rigs, but generally come in larger modules. Unlike the Sundowner series of rigs, API rigs are not self-erecting, and require a separate barge crane to off-load. The Company also operates two modified land rigs for offshore work (the Tortuga L2S(TM) or "land-to-sea" rigs) for drilling on mudslide and selected conventional offshore platforms. These rigs are self-erecting, modular and require less time to place in service than newly built platform rigs of similar size and capability. In addition to providing workover services offshore, the Company is using its platform rigs to provide an increasing amount of drilling and horizontal re-entry services using portable top drives, enhanced pumps and solids control equipment for drilling fluids.

o Jackup Rigs. The jackup rigs operated by the Company are mobile, self-elevating drilling or workover platforms equipped with legs that can be lowered to the ocean or lake floor until a foundation is established to support the hull, which contains the drilling and/or workover equipment, jacking system, crew quarters, loading and unloading facilities, storage areas for bulk and liquid materials, helicopter landing deck and other related equipment. The rig legs may operate independently or have a mat attached to the lower portion of the legs in order to provide a more stable foundation in soft bottom areas. Independent leg rigs are better suited for harsher or uneven seabed conditions. All of the Company's jackup rigs are cantilever design -- a feature that permits the drilling platform to be extended out from the hull, allowing it to perform drilling or workover operations over fixed platforms. Jackup rigs owned by the Company are generally subject to a maximum water depth of approximately 125 feet, while some jackup rigs may drill in water depths as shallow as 13 feet. The water depth limit of a particular rig is determined by the length of the rig's legs and the operating environment. Moving a rig from one drill site to another involves lowering the hull down into the water until it is afloat and then jacking up its legs with the hull floating on the surface of the water. The hull is then towed to the new drilling site.

o Barge Rigs. The Company's barge rigs generally are comprised of a self-propelled barge having a covered structure or substructure and well service or workover equipment. The barges are designed to perform plugging and abandonment, well service or workover services in shallow inland, coastal or offshore waters. Barge rigs operated by the Company can drill at depths from as shallow as three feet.

Drilling Contracts. The Company's drilling rigs are employed under individual contracts which extend either over a stated period of time or the time required to drill a well or a number of wells to a specified depth. On land in the US Lower 48 states and Canada, the Company typically contracts on a single well basis, with extensions subject to mutual agreement on pricing and other significant terms. Offshore and on land in Alaska and international markets, contracts generally provide for longer terms than contracts in domestic markets (typically from one to three years). Drilling contracts are generally obtained through competitive bidding though some may be obtained by negotiation. Contracts are generally subject to termination by the customer on short notice, but can be firm for a number of wells or a period of time, and may provide for early termination compensation in certain circumstances. The contract terms and rates may differ depending on a variety of factors, including competitive conditions, the geographical area, the geological formation to be drilled, the equipment and services to be supplied, the on-site drilling conditions and the anticipated duration of the work to be performed.

Drilling contracts may provide for compensation on a daywork, turnkey or footage basis. During fiscal 1997, substantially all of the land and all of the offshore and international contracts were on a daywork basis. While the Company's current strategy is to operate primarily under daywork contracts, management continually analyzes market conditions, customer requirements, rig demand and the experience of its personnel to determine how to most profitability contract its fleet. If the Company were to encounter less favorable conditions within its industry, competitive pressures and customer demands might require it to consider entering into a larger number of turnkey or footage drilling contracts. Accordingly, there can be no assurance that the Company will not suffer a loss that is not insured as a result of entering into such contracts, and any such uninsured loss could have a material adverse effect on the Company's financial position and results of operations.

o Daywork Contracts. A daywork contract generally provides for a basic rate per day when drilling (the "dayrate") and for lower rates when the rig is moving, or when drilling operations are interrupted or restricted by equipment breakdowns, actions of the customer or adverse weather conditions or other conditions beyond the control of the Company. In addition, daywork contracts may provide for a lump sum fee for the mobilization and demobilization of the drilling rig, which in most cases approximates the costs incurred by the Company. The dayrate depends on market and competitive conditions, the nature of the operations to be performed, the duration of the work, the equipment and services to be provided, the geographic area involved and other variables.

o Turnkey and Footage Contracts. In turnkey and footage contracts, the Company undertakes to drill a well to a specified depth for a fixed price (for the hole, in the case of turnkey drilling, or by the foot, in the case of footage work), regardless of the time required or the problems encountered in drilling the well. On a turnkey well, the Company also provides technical expertise and engineering services, as well as most of the equipment required for the well, and is compensated only when the contract terms have been satisfied. On a turnkey well, the Company often subcontracts for related services and manages the drilling process. On a footage well, the Company is simply responsible for drilling the well. In both turnkey and footage contracts, the Company must bear the cost of performing the drilling services until the well has been drilled, and accordingly, such contracts require significant cash commitments by the Company. In both the turnkey and footage contracts, the Company generally agrees to furnish services such as testing, coring and casing the hole and other services which are not normally provided by a drilling contractor working under a daywork contract. If the well is not completed to the specified depth, the Company may not receive the fixed turnkey or footage price. Footage and turnkey contracts generally involve a higher degree of risk to the Company than daywork contracts because the Company assumes greater risks (including risk of blowout, loss of hole, stuck drill pipe, machinery breakdowns, abnormal drilling conditions and risks associated with subcontractors' services, supplies, cost escalation and personnel) and bears the cost of unanticipated downhole problems and price escalation.

Service Contracts. Onshore transportation and support services are provided through long-term contracts or on a short- term demand basis. Long-term contracts may either be negotiated or awarded by competitive bidding. Whether provided on a long-term or short-term basis, equipment and labor are usually billed separately at specified hourly rates. These hourly rates vary depending upon numerous factors, including types of equipment and labor, and duration of the work.

From time to time, the Company has provided drilling engineering and integrated project management services, ranging from well design and engineering expertise to site preparation and road construction in an effort to help customers eliminate or reduce management overhead which would otherwise be necessary to supervise such services. While such services have not been significant in the past, the Company is seeking to expand in this area, both internationally and domestically.

INDUSTRY CONDITIONS

The domestic land drilling industry recently is experiencing generally higher utilization and increasing dayrates as a result of a long-term decline in the supply of rigs and increased demand for rigs attributable to improved oil and gas industry fundamentals. Industry sources estimate that from its peak in 1982, the supply of domestic land rigs has fallen by almost 75% as a result of normal attrition, cannibalization of components to refurbish rigs, the inability of smaller competitors to raise capital needed to upgrade and modernize rigs and the export of rigs to international markets. Greater recent demand in the industry is evidenced by the increase in the average domestic land rig count to 764 during fiscal 1997 from 633 during fiscal 1996, according to data published by Baker Hughes Incorporated. The domestic land drilling industry currently is experiencing utilization rates of approximately 86% for actively market rigs, based on industry sources. While these market conditions have led to increasing day rates in the Company's core areas, the Company does not believe that such rates have reached levels that would justify the construction of new rigs.

Beyond the diminished size of the rig fleet, the domestic land drilling industry also is benefiting from improved fundamentals among domestic oil and gas exploration and production companies. In particular, new technologies and improved operating efficiencies have increased drilling success rates, lowered finding costs and enhanced the industry's profitability as compared to the late 1980s and early 1990s. In addition, the financial positions of many domestic oil and gas companies, and their access to additional capital, have improved in recent years, affording these companies the ability to fund aggressive drilling programs. From 1992 to 1996, the total equity market capitalization of 35 of the largest domestic exploration and production companies grew from approximately $255 billion to approximately $465 billion and their aggregate annual capital expenditures increased from $10.5 billion to $16.5 billion. The

Company believes that these improved industry fundamentals have allowed oil and gas companies to maintain more consistently active drilling programs, even in periods of lower commodity prices.

Much of the new technology being employed in the oil and gas industry has increased demand for rigs capable of drilling deeper wells efficiently and accurately. For example, more sophisticated and longer life drilling motors, top drives and measurement-while-drilling devices have made deep horizontal drilling less expensive and more precise. Three-dimensional seismic techniques have also increased the demand for deep rigs. This technology permits geoscientists to develop a more complete understanding of deep, complex geology prior to drilling a well. As shallower fields continue to deplete, oil and gas companies may well choose to pursue deep drilling prospects to maintain or increase their production levels. While demand for land rigs capable of drilling greater than 15,000 feet has grown significantly, the supply of such rigs is limited, contributing to increases in day rates for rigs with these capabilities.

International markets are experiencing many of the same trends as are present in the domestic land market, and demand for the Company's deeper drilling rigs is improving. Within the last two years, the offshore market also has shown a substantial increase in dayrates, particularly for more sophisticated semi-submersible and jackup rigs. The high demand and tight supply of these types of sophisticated rigs is also resulting in increased dayrates for the type of platform and workover jackup rigs operated by the Company.

The Company's revenues, cash flows and earnings are substantially dependent upon, and affected by, the level of domestic and international oil and gas exploration and development activity. Such activity and the resulting level of demand for contract land drilling and related services are directly influenced by many factors over which the Company has no control, including among others, the market prices of oil and gas, market expectations about future prices, the volatility of such prices, levels of production, and other activities, of the Organization of Petroleum Exporting Countries and other oil and gas producers, government regulations and trade restrictions, local and international political and economic conditions, the level of worldwide economic activity, the development of alternate energy sources, and the short and long-term effect of worldwide energy conservation measures. Although the Company believes that improved technologies and the level of oil and gas prices have contributed to increased activity in the exploration and production sector, there can be no assurance that such factors will continue. In addition, ongoing movement or reactivation of land drilling rigs (including the movement of rigs from outside the United States into domestic markets) or new construction of drilling rigs could increase rig supply and adversely affect contract drilling rates and utilization levels. The Company cannot predict the future level of demand for its contract drilling services, future conditions in the contract drilling industry or future contract drilling rates.

MARKETS

The Company operates in only one business segment - the oilfield services industry. Within that segment, the Company conducts business in the following distinct markets or business lines: contract drilling and related services on land and offshore in North America (the US Lower 48 states, Canada and Alaska) and in international markets. Additional information regarding markets in which the Company operates can be found beginning on page 6 of the Nabors Industries, Inc. 1997 Annual Report to Stockholders ("1997 Annual Report") and is incorporated herein by reference.

During fiscal 1997, increased market demand coupled with short supply, resulted in higher dayrates and increased utilization of Nabors' fleet in most of its markets. Utilization rates of Nabors' North America rigs (land and offshore) increased to 66% in fiscal 1997, up from 58% in fiscal 1996, and revenues were $852.4 million, compared to $532.6 million in the prior year period. Rig years in North America increased to 227.4 as compared to 152.6 in fiscal 1996. During fiscal 1997, Nabors' international rigs experienced a utilization rate of 60% as compared to 61% for fiscal 1996. International revenues were $176.9 million in fiscal 1997, compared to $187.1 million for fiscal 1996. Internationally, rig years increased to 31.0 in fiscal 1997 from 28.5 in fiscal 1996. The international figures reflect the divestiture of the Company's North Sea operation early in fiscal 1997.

Utilization rates and equivalent rig years are measures of demand for rigs commonly used in the drilling industry. Utilization rates from period to period may not be comparable, because the calculation of utilization does not reflect the impact of changes in the number of rigs operated during the periods. Equivalent rig years (calculated as the number of days rigs are in operation over the number of days in the period) measure the operating volume of the Company's rigs. Additional information regarding revenues by geographic and market sector can be found on pages 30 through 35 of the 1997 Annual Report, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations". For accounting purposes, operations are grouped together as "North America" or "International", regardless of legal entity or type of oilfield services offered (e.g., onshore, offshore or ancillary wellsite services and equipment). Additional information regarding the rig fleet can be found on pages 14 and 15 of the 1997 Annual Report, under the caption "Rig Fleet".

NORTH AMERICA

US Lower 48 States. The Company currently markets 300 land rigs in the US Lower 48 market: 123 of the Company's land drilling rigs in the US Lower 48 States are diesel electric rigs controlled by a computerized SCR unit; 17 are equipped with top drives; and 174 are capable of drilling to 15,000 feet or deeper.

Nabors has agreed to sell its domestic workover and well servicing subsidiary for approximately $20 million plus the subsidiary's working capital in cash, plus 100,000 shares of common stock of Key Energy Group, Inc. and warrants to purchase 265,000 shares of such common stock at $18 per share. The sale is expected to close in January 1998. See "Business -- Acquisitions and Divestitures -- Divestitures."

Canada. The Company also has a fleet of 28 rigs in Canada. Fourteen rigs in the fleet are diesel electric SCR rigs, seven are equipped with top drives, 13 are capable of drilling to 15,000 feet or deeper and all of the rigs in Nabors' Canadian fleet are capable of performing exploratory and development drilling under arctic and sub-arctic conditions.

Alaska. Nabors is the leading drilling contractor in Alaska, where it owns nine arctic land drilling and well service rigs on the North Slope and three land and one platform drilling rig in the Cook Inlet area of South Central Alaska. Nine of these rigs are SCR rigs, and three are equipped with top drive units. Nine are capable of drilling to depths of 18,000 feet or more.

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

As a result of a restructuring in the relationship of the operators of the Prudhoe Bay Unit, the largest North Slope oilfield, the operators began to develop stronger, long-term relationships with fewer service companies. In 1992, Nabors was selected as the first service company to work in alliance with these operators. This alliance has resulted in significant cost reductions for the customers and has increased Nabors' market share in this major market. The scope of the alliance was expanded to include the Milne Point Unit in fiscal 1994 and the Badami Unit in fiscal 1997.

INTERNATIONAL DRILLING

The Company conducts international operations primarily through its Nabors Drilling International Limited group. The International group actively markets 46 land rigs and one jackup rig. Of these, 32 are SCR rigs, 15 are equipped with top drives, two (located in Venezuela) are slim hole rigs and 24 are capable of drilling to depths of 15,000 feet or more.

South and Central America. The Company currently markets 16 land drilling rigs in Venezuela. The Company also operates one rig in Colombia under a contract with Ecopetrol, the national oil company of Colombia, and is in the process of moving one rig from Venezuela to Colombia to begin a one-year contract for a major oil and gas company.

The Middle East. In the Middle East, Nabors markets 19 land rigs and one jackup rig. Of the land rigs, seven are in Yemen, nine are in Saudi Arabia and three are in other countries. The jackup rig has worked steadily in the waters off Qatar since February 1997, but currently is not subject to any long-term contract. The Company also provides a crew for one rig under a labor contract with an oil and gas company.

Other. In the CIS, the Company operates five rigs, four of which are located in Kazakhstan and a fifth which is located in the Republic of Georgia. Two of the Kazakhstan rigs are being moved to Turkmenistan, and one of these is under a three-year contract to commence drilling in 1998. The Company is a participant in a joint venture that operates the remaining two rigs in Kazakhstan. In the Far East, the Company owns three deep-rated, diesel electric SCR land rigs stacked in Japan, one of which is to be moved in early 1998 to a more active market. The International group also has two rigs in Africa, one in Gabon and one in Ethiopia.

OFFSHORE DRILLING, WORKOVER AND WELL SERVICING

With the acquisition of Sundowner Offshore Services, Inc. in October of 1994, the Company expanded its existing offshore drilling business in the Gulf of Mexico by entering into the offshore workover and well servicing business in the US Gulf of Mexico, the CIS, Europe and West Africa. Sundowner operates a fleet of 33 rigs including eight Sundowner and seven Super Sundowner workover platform rigs, three MASE(TM) platform drilling rigs, five API platform drilling rigs (one of which is under construction and is expected to be deployed in early 1998), two land rigs converted to offshore platform drilling rigs, five jackup workover rigs and three inland barge rigs that offer plugging and abandonment services. In addition, other subsidiaries own four offshore rigs, of which one is a platform drilling rig located in Alaska, one is a jackup rig located in the Middle East and two are barges chartered to a third party. Six of the Super Sundowner rigs, two of the Sundowner rigs and all of the platform drilling rigs (including the MASE(TM) rigs) are equipped with portable top drive units to enhance drilling efficiency in sidetrack and horizontal drilling operations. Ten of the Company's platform rigs are capable of operating at well depths of up to 20,000 or 25,000 feet. Fourteen of the Company's platform rigs are specifically designed for workover drilling.

The Company also provides plug and abandonment services on the Gulf Coast. The Company has developed a new generation of innovative MASE(TM) platform drilling rigs, certain elements of which are patented, that results in reduced drilling and workover costs. (See "Business -- Engineering Developments".) One of these MASE(TM) rigs has been operating in Trinidad and two are operating in the Gulf of Mexico.

ADDITIONAL WELL-SITE SERVICES

Through various subsidiaries and joint ventures, Nabors provides additional well-site services that can be packaged with its contract drilling services or provided on a stand alone basis to operators or other contractors. These services include top drive rentals and sales, mudlogging services, rig instrumentation equipment rentals and sales, construction and maintenance services and rig transportation services.

Top Drives. Canrig manufactures top drives, which are installed on both onshore and offshore drilling rigs to improve drilling efficiency. Top drives provide better torque and directional orientation and enable drill pipe to be tripped in and out of the well faster and more safely by handling preassembled "doubles" and "triples" of pipe. Top drives also allow the drill pipe to be simultaneously hoisted and rotated, which provides better well control and reduces the incidence of stuck pipe, yielding time and cost savings. In fiscal 1997, Canrig sold approximately 70% of its top drives to Nabors, and the remainder to outside parties.

Mudlogging and Rig Instrumentation. Nabors acquired EPOCH Well Logging, its mud logging and rig instrumentation subsidiary, in November 1996. Mud logging involves the analysis of exhausted drilling cuttings to discern certain information about the presence of hydrocarbons, rates of penetration and the nature of the formation. Rig instrumentation equipment offered by EPOCH includes sensors, RIGWATCH(TM) software and computerized equipment that monitors the real-time performance of a rig.

Construction, Transportation and Related Services. The Company has a 50% interest in Peak Oilfield Services ("Peak"), a general partnership with Cook Inlet Region, Inc., a leading Alaskan native corporation. Peak provides heavy equipment to move drilling rigs, water, other fluids and construction materials. The partnership also provides construction and maintenance for roads, pads, facilities, equipment, drill sites and pipelines. Peak is a partner to a multi-year alliance contract to provide maintenance services for the Prudhoe Bay Unit and has been chosen to coordinate and supply drilling support transportation services to the unit. Through other joint ventures, Alaska Interstate Construction, an Alaska-based company with significant experience in Arctic road and site construction, and Peak USA Energy Services Ltd., that provides trucking and oilfield services in ten states in the Lower 48 States, the Company has expanded the scope of its business to other sectors in the oil and gas services industries.

ENGINEERING DEVELOPMENTS

In recent years, Nabors has been increasingly involved in engineering research and development with respect to the commercialization of new drilling technology. Through its Sundowner subsidiary, the Company owns the rights to proprietary designs and innovations which, when applied to the Company's rigs, can substantially reduce the costs of drilling and working on offshore wells. These proprietary designs are being applied to a new generation of modular MASE(TM) rigs specifically for drilling. Three MASE(TM) rigs are presently operational.

The Company's Canrig subsidiary manufactures and markets electric top drives that are designed with enhanced safety and drilling efficiency features. This top drive design includes fixed and portable units that are being utilized in a broad range of land and offshore applications. The Company also developed an automated slant rig, capable of drilling shallow or slim hole wells.

The Company, in a joint project with a major oil company, designed and constructed a slim hole drilling rig, utilizing an advanced drilling process known as a Stratigraphic High Speed Advanced Drilling System. This small footprint rig, as compared to a 2000 horsepower conventional rig, uses a drillsite that is 25% to 30% smaller, and requires less personnel, smaller camps and fewer rig consumables and services (such as drill bits, casing, fuel and water, and mud removal, cementing, logging and logistics services), enabling operators to significantly cut the cost of exploration projects in remote and difficult drilling regions. The slim-hole design has the added benefit of a reduced environmental impact. The Company built a second slim-hole rig using the same technology. Both slim hole rigs are now operational in Venezuela.

Company engineers have obtained new patents during the past year and have patent applications pending for new technology associated with drilling activities. The costs associated with Nabors' research and development are not significant.

CUSTOMERS

The Company's customers include major oil and gas companies, foreign national oil and gas companies and independent oil and gas companies. No single customer provides as much as 10% of consolidated revenues.

COMPETITIVE CONDITIONS

Although the number of available rigs has materially decreased over the past 15 years, the well-servicing, workover and drilling industry remains very competitive. The number of rigs continues to exceed demand in certain of the Company's markets, resulting in price competition. Many of the total available contracts are currently awarded on a bid basis, which further increases competition based on price. The land drilling market is generally more competitive than the offshore market due to the larger number of rigs and companies.

In all of the Company's market areas, price and availability and condition of equipment to meet both special and general customer needs, are significant factors in determining which drilling contractor is awarded a job. Other competitive factors that may be considered include the availability of trained personnel possessing the required specialized skills; the overall quality of service and safety record; and domestically, the ability to offer ancillary services. In international markets, experience in operating in certain environments and customer alliances have also been factors in the selection of the Company in certain cases.

Certain competitors are present in more than one of the Company's markets, although no one competitor operates in all of these areas. With 300 and 12 actively marketed land rigs in the US Lower 48 and Alaska, respectively, the Company has the most land drilling rigs of any company in the land drilling market. In the US Lower 48, the next largest competitors have fewer than 100 rigs, based on industry reports, and several hundred competitors have smaller national, regional or local rig operations. In the Alaska market, the Company has six major competitors, the largest of which are Doyon Drilling, Inc. and Pool Energy Services, Inc. In the Gulf of Mexico, the Company is among five principal competitors providing workover/maintenance services, the largest of which are Pride Petroleum Services, Inc., Parker Drilling Company and Pool Energy Services, Inc. In Canada and other offshore areas, the Company competes with several firms of varying size many of which have more significant operations in those areas than the Company. Internationally, the Company competes directly with various competitors at each location where it operates, including Helmerich & Payne and Cliffs Drilling in South America, and Santa Fe International, Deutag, Arabia Drilling and Sedco-Forex in the Middle East. The Company believes that the market for land drilling contracts will continue to be competitive for the foreseeable future. Although the Company believes it has a strong competitive position in the domestic land market, certain of the Company's competitors internationally and offshore may be better positioned in the markets and have newer and more desirable equipment, allowing them to compete more effectively on the basis of price.

Seasonality is not a significant factor with respect to the operations of the Company. However, the contract drilling industry has been cyclical historically, with significant volatility in profitability and rig values. This industry cyclicality has been due to changes in the level of domestic oil and gas exploration and development activity and the available supply of drilling rigs. From 1982 until 1996, the contract drilling business was severely impacted by the decline and continued instability in the prices of oil and natural gas following a period of significant increase in new drilling rig capacity. Although the market has improved dramatically in the last year, there can be no assurance that the current market conditions will continue. See "Business--Industry Conditions."

ACQUISITIONS AND DIVESTITURES

ACQUISITIONS.

The Company has grown from a land drilling business centered in Canada and Alaska to an international business with operations on land and offshore in many of the major oil, gas and geothermal markets in the world. At the beginning of 1990, the Nabors' fleet consisted of 44 land drilling rigs in Canada, Alaska and in various international markets. Today, Nabors' active drill fleet consists of 386 land rigs and 37 offshore rigs. Much of this growth was fueled by strategic acquisitions, as summarized in the following chart:

==============================================================================================================
DATE              ACQUIREE/SELLER                   ASSETS ACQUIRED                  LOCATION
==============================================================================================================
3/1990      Loffland Brothers Company          63 rigs; yards; miscellaneous    North Sea, Middle East,
                                               equipment and inventory          Canada, US Lower 48, Gulf of
                                                                                Mexico, Venezuela
--------------------------------------------------------------------------------------------------------------
11/1990     Henley Drilling Co.                11 rigs                          US Lower 48,
                                                                                Yemen
--------------------------------------------------------------------------------------------------------------
6/1990      Grace Drilling Co.                 110 rigs; yards; miscellaneous   US Lower 48
                                               equipment and inventory
--------------------------------------------------------------------------------------------------------------

======================================================================================================
DATE              ACQUIREE/SELLER                   ASSETS ACQUIRED                  LOCATION
======================================================================================================
10/1994     Sundowner Offshore Services,       15 platform rigs, 1 platform     Gulf of Mexico,
            Inc.                               rig under construction, 5        International
                                               jackup workover rigs, 3
                                               workover and plug and
                                               abandonment barges
------------------------------------------------------------------------------------------------------
4/1994      MND Drilling                       16 land rigs                     US Lower 48
------------------------------------------------------------------------------------------------------
1994        Various                            8 mobile, medium-depth rigs      US Lower 48
------------------------------------------------------------------------------------------------------
1/1995      Delta Drilling Company             30 rigs (15 SCR, 15,000+         Texas, Louisiana
                                               capable depth), yards and
                                               office facilities
------------------------------------------------------------------------------------------------------
4/1996      Exeter Drilling Company            49 shallow and medium depth      United States (47),
                                               rigs                             International (2)
------------------------------------------------------------------------------------------------------
4/1996      J.W. Gibson Well Servicing         78 workover and well             Rocky Mountains, Mid-
            Company1                           servicing rigs (10 leased        continent Region
                                               from third parties)
------------------------------------------------------------------------------------------------------
11/1996     EPOCH Well Logging                 Mud logging units                NA
------------------------------------------------------------------------------------------------------
12/1996     Noble Drilling                     47 land rigs (19 operating       United States (38),
            Company                            and 28 stacked)                  Canada (9)
------------------------------------------------------------------------------------------------------
1/1997      Adcor-Nicklos Drilling             36 (30 active, 6 stacked,        US Lower 48
            Company                            including 14 SCR), equipment,
                                               drill pipe, yards, vehicles
                                               and support equipment
------------------------------------------------------------------------------------------------------
4/1997      Chesley Pruet Drilling Company     12 rigs (10 active, 2            Alabama, Louisiana,
                                               stacked, including 9 SCR)        Mississippi
------------------------------------------------------------------------------------------------------
4/1997      Samson Rig Company                 25 stacked SCR rigs (most        Oklahoma
                                               15,000+ capable), and large
                                               component of equipment
------------------------------------------------------------------------------------------------------
8/1997      Cleveland Drilling Company, Inc.   7 rigs (6 active, 1 stacked,     California, Nevada
                                               including 6 SCR rigs)
------------------------------------------------------------------------------------------------------
11/1997     VECO Drilling, Inc.;               6 rigs (5 active, 1 stacked,     California, Texas
            Diamond L                          including 3 SCR) and two
                                               offshore labor
                                               contracts; 3 active
                                               mechanical rigs
------------------------------------------------------------------------------------------------------

(1)  Contract for sale pending.

During the same period, a number of the Company's competitors also have made acquisitions to expand their fleets with the result that most of the large, privately-owned fleets of deep drilling, electric rigs already have been purchased. Rig values per acquisition also has risen substantially, which may slow the pace of acquisitions. While the Company continues to examine opportunities, there can be no assurance that attractive rigs will continue to be available, that the pricing will be economical or that the Company will be successful in making such acquisitions in the future.

DIVESTITURES

From time to time, the Company may sell a subsidiary or group of assets outside of its core markets or business, if it is economically advantageous for it to do so. In July 1997, the Company agreed to sell its J.W. Gibson Well Service Company ("Gibson") subsidiary to Key Energy Group, Inc. ("Key"). Gibson was included as part of the Exeter acquisition in 1996, and represented Nabors' entry into the domestic well servicing business. However, management did not believe it could establish a dominant position in that business, and determined to sell the subsidiary. Gibson's assets currently consist of 74 active well servicing and workover rigs, associated auxiliary equipment, trucks, inventory and several yards and related facilities. The sale transaction, which already has received regulatory approval, is expected to close during January 1998. At the closing, the Company will receive $20 million plus the value of Gibson's working capital in cash, 100,000 shares of Key common stock and warrants to acquire 265,000 shares of Key common stock at $18 per share.

In November 1996, the Company sold substantially all of its North Sea labor contract operation, which was viewed as having slower growth potential and weaker margins than the Company's other operations, to a subsidiary of Abbot Group plc, a diversified holding company listed on the London Stock Exchange. The Company received approximately $36 million plus the value of working capital in cash, and warrants to acquire 10.8 million ordinary shares of Abbot Group plc, and recorded a gain of $29.8 million during 1997. The Company exercised the warrants at various times during 1997 and sold the underlying shares for net proceeds of $9.4 million.

RISKS ASSOCIATED WITH NABORS' BUSINESS

OPERATING RISKS AND INSURANCE

The Company's operations are subject to many hazards inherent in the drilling, workover and well servicing industries including, for example, blowouts, cratering, explosions, fires, loss of well control, loss of hole, damaged or lost drill strings and damage or loss from inclement weather, any of which could result in personal injury or death, damage to or destruction of equipment and facilities, suspension of operations, environmental damage to producing formations and surrounding areas and damage to the property of others. The Company's offshore operations are also subject to the hazards of marine operations including capsizing, grounding, collision, damage from heavy weather or sea conditions and unsound bottom conditions. In addition, the Company's international operations are subject to risks of war, civil disturbances or other political events. (See also "International Operations".) Generally, drilling contracts provide for the division of responsibilities between a drilling company and its customer, and the Company seeks to obtain indemnification from its customers by contract for certain of these risks. To the extent that such risks are not transferred to customers by contract or indemnification agreements, the Company seeks protection through insurance which the Company's management considers to be adequate. However, there is no assurance that such insurance or indemnification agreements will be adequate to protect the Company against liability from all of the consequences of the hazards described above. The occurrence of an event not fully insured or indemnified against, or the failure of a customer to meet its indemnification obligations could result in substantial losses to the Company. In addition, there can be no assurance that insurance will be available to cover any or all of these risks, or, even if available, that it will be adequate or that insurance premiums or other costs will not rise significantly in the future, so as to make such insurance prohibitive.

ENVIRONMENTAL, HEALTH AND SAFETY CONSIDERATIONS

The drilling of oil and gas wells is subject to various federal, state, local and foreign laws, rules and regulations. The Company, as an owner or operator of both onshore and offshore rigs operating in or near waters of the United States, may be liable for the costs of removal and damages arising out of a pollution incident to the extent set forth in the Federal Water Pollution Control Act, as amended by the Oil Pollution Act of 1990 ("OPA") and the Outer Continental Shelf Lands Act. In addition, the Company may also be subject to applicable state law and other civil claims arising out of any such incident. Certain of the Company's facilities are also subject to regulations of the Environmental Protection Agency ("EPA") that require the preparation and implementation of spill prevention, control and countermeasure plans relating to possible discharge of oil into navigable waters. Other regulations of the EPA may require certain precautions in storing, handling and transporting hazardous wastes. State statutory provisions relating to oil and natural gas generally include requirements as to well spacing, waste prevention, production limitations, pollution prevention and cleanup, obtaining drilling and dredging permits and similar matters. The Company believes that it is in substantial compliance with such laws, rules and regulations.

The OPA and regulations promulgated pursuant thereto impose a variety of regulations on "responsible parties" related to the prevention of oil spills and liability for damages resulting from such spills. A "responsible party" includes the owner or operator of a facility or vessel, or the lessee or permittee of the area in which an offshore facility or vessel, or the lessee or permittee of the area in which an offshore facility is located. The OPA assigns liability to each responsible party of oil removal costs and a variety of public and private damages. While liability limits apply in some circumstances, a responsible party for an Outer Continental Shelf facility must pay all spill removal costs incurred by a federal, state or local government. The OPA establishes liability limits (subject to indexing) for offshore drilling rigs. If functioning as an offshore facility, the offshore drilling rigs are considered "tank vessels" for spills of oil on or above the water surface, with liability limits of $1,200 per gross ton or $10 million. To the extent damages and removal costs exceed this amount, the offshore drilling rigs will be treated as an offshore facility and the offshore lessee will be responsible up to higher liability limits for all removal costs plus $75 million. A party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulation. If the party fails to report a spill or to cooperate fully in the cleanup, liability limits likewise do not apply. Few defenses exist to the liability imposed by the OPA. The OPA also imposes ongoing requirements on a responsible party, including proof of financial responsibility (to cover at least some costs in a potential spill) and preparation of an oil spill contingency plan. Amendments to the OPA adopted earlier in 1997 reduced the amount of financial responsibility required for "offshore facilities" from $150 million to $35 million, but such amendments did not reduce the amount of financial responsibility required for "tank vessels". Since the Company's offshore drilling rigs are typically classified as tank vessels, the recent amendments to the OPA are not expected to have a significant effect on the Company's operations. A failure to comply with ongoing requirements or inadequate cooperation in a spill may even subject a responsible party to civil or criminal enforcement actions.

In addition, the Outer Continental Shelf Lands Act authorized regulations relating to safety and environmental protection applicable to lessees and permittees operating on the Outer Continental Shelf. Specific design and operational standards may apply to Outer Continental Shelf vessels, rigs, platforms, vehicles and structures. Violations of environmental-related lease conditions or regulations issues pursuant to the Outer Continental Shelf Lands Act can result in substantial civil and criminal penalties as well as potential court injunctions curtailing operations and the cancellation of leases. Such enforcement liabilities can result from either governmental or citizen prosecution.

All of the Company's operating domestic barge drilling rigs have zero discharge capabilities as required by law. In addition, in recognition of environmental concerns regarding dredging of inland waters and permitting requirements, the Company conducts negligible dredging operations and approximately two-thirds of the Company's offshore drilling contracts involve directional drilling, which minimizes the need for dredging. However, the existence of such laws and regulations has had and will continue to have a restrictive effect on the Company and its customers.

Except for the handling of solid wastes directly generated from the operation and maintenance of the Company's drilling rigs, such as waste oils and wash water, it is generally the Company's practice to require its customers to contractually assume responsibility for compliance with environmental regulations. However, the Company is not always successful in shifting all of these risks, and the Company's operations are vulnerable to certain risks arising from the numerous environmental health and safety laws and regulations. These laws and regulations may restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling activities, require reporting of the storage, use or release of certain chemicals and hazardous substances, require removal or cleanup of contamination under certain circumstances, and impose strict liability, rendering a person liable for environmental damage without regard to negligence or fault, and could expose the Company to liability for the conduct of, or conditions caused by, others, or acts of the Company that were in compliance with all applicable laws at the time such acts were performed. Moreover, there has been a trend in recent years toward stricter standards in environmental, health and safety legislation and regulation which is likely to continue.

The Company has made and will continue to make expenditures to comply with governmental regulations, including environmental, health and safety requirements. The Company cannot predict how existing laws and regulations may be interpreted by enforcement agencies or court rulings, whether additional laws or regulations curtailing exploratory or development drilling for oil and gas for economic, political, environmental or other reason could have a material adverse effect on the Company by limiting drilling opportunities.

The drilling industry is dependent on the demand for services from the oil an gas exploration and development industry and, accordingly, is affected by changes in laws relating to the energy business. The Company's business is affected generally by political developments and by federal, state, local and foreign laws and regulations that may relate directly to the oil and gas industry. The adoption of laws and regulations, both domestic and foreign, that curtail exploration and development drilling for oil and gas for economic, environmental and other policy reasons may adversely affect the Company's operations by limiting available drilling opportunities.

SHORTAGE OF QUALIFIED AND EXPERIENCED LABOR.

Increases in both onshore and offshore oil and gas exploration and production since 1995 and resultant increases in contract drilling activity have created a shortage of qualified drilling rig personnel in the industry. The Company is attempting to address this shortage through acquisitions of operating rigs having existing crews, and initiating a training school for new rig hands. If the Company is unable to attract and retain sufficient qualified operating personnel, its ability to market and operate its drilling rigs will be restricted. In addition, labor shortages could result in wage rate increases, which could reduce the Company's operating margins and have a material adverse effect on the Company's financial condition and results of operations.

SHORTAGE OF DRILLING EQUIPMENT AND SUPPLIES.

During fiscal 1997, there has been continued price escalation and longer delivery lead times for certain drilling equipment and supplies used in the Company's business and the Company believes these shortages may intensify. One example is drill pipe, which has increased in market price by more than 54% over the past 24 months and now has an average delivery time of from six months to one year. Because, until recent years, the land drilling industry was characterized by an oversupply of land rigs, rig manufacturers have generally focused on the production of more expensive offshore rigs and rig equipment. As a result, most rig manufacturers are not currently building new land rigs and those manufacturers that are building new land rigs and components charge premium prices (approximately $13 million for a new 2,000 horsepower rig) and require that orders be placed at least 120 days in advance of requested delivery. The limited availability of new rigs and equipment has caused land rig owners and operators, including the Company, to maintain and enhance their fleets primarily through acquisitions and refurbishments using previously manufactured rig components and equipment. The Company currently has 45 stacked rigs, of which 40 have SCR units. The Company also owns a substantial quantity of component parts to refurbish existing rigs. As the land drilling industry continues to refurbish rigs using existing components and equipment, the available supply of such components and equipment continues to deplete.

INTERNATIONAL OPERATIONS

A significant portion of the Company's business is derived from international markets, including major operations in Canada, the Middle East and South and Central America. Such operations may be subject to various risks, including risk of war and civil disturbances and governmental activities that may limit or disrupt markets, restrict the movement of funds or result in the deprivation of contract rights or the taking of property without fair compensation. In certain countries, such operations may be subject to the additional risk of fluctuating currency values and exchange controls. (See also "Operating Risks and Insurance".)

In the international markets in which the Company operates, it is subject to various laws and regulations with respect to the operation and taxation of its business and the import and export of its equipment from country to country, the imposition, application and interpretation of which can be uncertain.

When contracting abroad, the Company is faced with the risks of currency fluctuation and, in certain cases, exchange rate controls. Normally, the Company limits these risks by obtaining contracts providing for payment in freely convertible foreign currency or U.S. dollars. To the extent possible, the Company seeks to limit its exposure to potentially devaluating currencies by matching its acceptance thereof to its expense requirements in such local currencies or by utilizing forward exchange contracts. Additional information on the Company's foreign currency transactions can be found in Note 1 of the Notes to Consolidated Financial Statements under the caption "Foreign Currency Translation" on page 42 of the 1997 Annual Report which is incorporated herein by reference. There can be no assurance that the Company will be able to continue to take such actions in the future, thereby exposing the Company to foreign currency fluctuations which could have a material adverse effect upon its results of operations and financial condition.

Governments at various levels in the countries in which the Company operates have enacted legislation or adopted regulations affecting the drilling and servicing of oil and gas wells, controlling the discharge and disposal of wastes from drilling and other operations and providing for the protection of the environment in general. In recent years, laws and regulations protecting the environment have generally become more stringent and have sought to impose greater liability on a larger number of potentially responsible parties. While the Company believes it is generally in compliance with applicable laws and regulations related to environmental controls, the Company could nonetheless be subject to cleanup costs or costs associated with environmental laws and regulations which could be substantial and have a material adverse effect on the Company.

EMPLOYEES

At September 30, 1997, the Company employed 10,632 persons, of which 609 were salaried and 10,023 were hourly employees. In addition, Peak employed 1,619 persons, of which 138 were salaried and 1,481 were hourly employees. In Venezuela, most of the Company's oilfield workers under the supervisor level are covered by a collective bargaining agreement that was renewed for a two-year period in November 1997. Management believes its relationship with its employees generally is good.

GEOGRAPHIC DISTRIBUTION OF EARNINGS AND ASSETS

The revenues, operating income (loss) and identifiable assets of each geographic area for the three years ended September 30, 1997, can be found in Note 13 of the Notes to Consolidated Financial Statements under the caption "Distribution of Earnings and Assets" on page 52 of the 1997 Annual Report, which is incorporated herein by reference.

ITEM 2.          PROPERTIES

A table of information regarding the Company's rig fleet can be found under the caption "Rig Fleet" on pages 14 and 15 of the 1997 Annual Report and is incorporated herein by reference.

Many of the international drilling rigs and certain of the Alaska rigs in the Company's fleet are supported by mobile camps which house the drilling crews and a significant inventory of spare parts and supplies. In addition, the Company owns various trucks, forklifts, cranes, earth moving and other construction and transportation equipment which are used to support the drilling and logistics operations.

The Company and its subsidiaries lease or own executive and administrative office space in Houston, Texas (headquarters); Denver, Colorado; Anchorage, Alaska; Houma, Arcadia and Lafayette, Louisiana; Bakersfield, California; Englewood, Colorado; Magnolia, Texas; Calgary and Nisku, Alberta, Canada; Sana'a, Yemen; Dubai, U.A.E.; Dhahran, Saudi Arabia and Maracaibo, Anaco and Barinas, Venezuela. The Company owns or leases a number of facilities and storage yards used in support of operations in each of its geographic markets.

Additional information about Properties can be found in Notes 1, 4 and 10 of the Notes to Consolidated Financial Statements beginning on pages 41, 45 and 50, respectively, of the 1997 Annual Report and is incorporated herein by reference.

The Company's management believes that its equipment and facilities are adequate to support its current level of operations as well as an expansion of drilling operations in those geographical areas where the Company may choose to expand.

ITEM 3.          LEGAL PROCEEDINGS

Information with respect to legal proceedings can be found in Note 10 of the Notes to Consolidated Financial Statements under the caption "Commitments and Contingencies -- Contingencies" on page 50 of the 1997 Annual Report and is incorporated herein by reference.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders of the Company during the quarter ended September 30, 1997.

                                    PART II

ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                 MATTERS

MARKET

The information called for by this item can be found under the caption "Price of Common Stock" on the inside back cover of the 1997 Annual Report and is incorporated herein by reference.

The Company has neither declared nor paid any cash dividends on its common stock since 1982. Certain debt instruments restrict the Company's ability to pay dividends. Under the terms of these instruments, Nabors may pay dividends to the extent that cumulative dividends plus certain other payments since March 31, 1989 do not exceed 50% of Nabors' cumulative net income since March 31, 1989 plus the proceeds of any offering of equity securities of Nabors that are not redeemable at the option of the holder of the securities. As of September 30, 1997 retained earnings available for dividends totaled approximately $237.0 million. The Company does not intend to pay any cash dividends on its common stock in the foreseeable future.

ITEM 6.          SELECTED FINANCIAL DATA

The information called for by this item can be found under the caption "Selected Financial Data" on page 29 of the 1997 Annual Report and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information called for by this item can be found under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 30 through 35 of the 1997 Annual Report and is incorporated herein by reference.

ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable for fiscal 1997.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements, together with the report thereon of Coopers & Lybrand L.L.P. dated November 12, 1997, appear on pages 36 through 52 of the 1997 Annual Report and are incorporated herein by reference. With the exception of the aforementioned information and the information expressly incorporated into Items 1, 2, 3, 6, 7 and 8 hereof, the 1997 Annual Report is not deemed to be filed as part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by this item will be contained in the Nabors Industries, Inc. definitive Proxy Statement to be distributed in connection with its Annual Meeting (the "Proxy Statement") under the captions "Election of Directors" and "Executive Officers" and is incorporated herein by reference.
Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "SEC") and the American Stock Exchange initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with all Section 16(a) forms which they file.

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during the two fiscal years ended September 30, 1996 and 1997, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

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

                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
8-K

(a)      The following documents are filed as part of this report:

         (1) Financial Statements of Nabors Industries, Inc. and Subsidiaries which are listed in Part II, Item 8 and are incorporated herein by reference from the Company's 1997 Annual Report to Stockholders from the respective page numbers indicated:

                                                                     Page No.
                                                                     --------
                 Report of Independent Accountants                      36

                 Consolidated Balance Sheets                            37

                 Consolidated Statements of Income                      38

                 Consolidated Statements of Changes in Stockholders'
                   Equity                                               39

                 Consolidated Statements of Cash Flows                  40

                 Notes to Consolidated Financial Statements             41

         (2)     Financial Statement Schedules


                 Supplemental schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

         (3)     Exhibits

               Exhibit No.        Description
               -----------        -----------
                 3.1(1)           Restated Certificate of Incorporation of the
                                  Registrant dated March 4, 1997

                 3.2              Restated By-Laws of the Registrant adopted
                                  December 4, 1997

                 4.1(2) Indenture for Subordinated Debt Securities dated May 15, 1996 between Marine Midland
                                  Bank, Trustee and Nabors Industries, Inc. in connection with $172,500,000 aggregate principal amount of 5% Convertible
                                  Subordinated Notes due 2006 (the "Notes")

                 4.2(2) Supplemental Indenture dated May 28, 1996 between Marine Midland Bank, Trustee and
                                  Nabors Industries, Inc. in connection with the Notes

                 4.3(3)           Registration Rights Agreement dated as of
                                  April 30, 1996 between Nabors Industries,
                                  Inc. and Occidental Oil and Gas Corporation

                 10.1(4)          1993 Stock Option Plan for Non-Employee
                                  Directors

                 10.2(5)          1994 Executive Officers Stock Plan

                 10.3(5)          1996 Employee Stock Plan

                 10.4(3)          1994 Executive Stock Option Agreement
                                  effective December 28, 1994 between Nabors
                                  Industries, Inc. and Eugene M. Isenberg

                 10.5(3)          1994 Executive Stock Option Agreement
                                  effective December 28, 1994 between Nabors
                                  Industries, Inc. and Anthony G. Petrello

                 10.6(3)          1994 Executive Stock Option Agreement
                                  effective December 28, 1994 between Nabors
                                  Industries, Inc. and Richard A. Stratton

                 10.7(1)          Employment Agreement effective October 1,
                                  1996 between Nabors Industries, Inc. and
                                  Eugene M. Isenberg

                 10.8(1)          Employment Agreement effective October 1,
                                  1996 between Nabors Industries, Inc. and
                                  Anthony G. Petrello

                 10.9             Employment Agreement effective October 1,
                                  1996 between Nabors Industries, Inc. and
                                  Richard A. Stratton

                 10.10(6)         Note Purchase Agreement between Nabors
                                  Industries, Inc. and John Hancock Mutual Life
                                  Insurance Company dated October 1, 1992

                 10.11(3)         Stock Purchase Agreement dated as of March 8,
                                  1996 between Nabors Industries, Inc. and
                                  Occidental Oil and Gas Corporation as amended by Amendment No. 1 to Stock Purchase
                                  Agreement dated as of April 23, 1996

                 10.12(3)         Share Purchase Agreement dates as of October
                                  18, 1996 by and among Abbot Group plc, Nabors
                                  Industries, Inc., and KCA Drilling Group
                                  Limited

                 10.13(3)         Asset Purchase Agreement between Noble
                                  Drilling Corporation, Noble Properties,
                                  Inc., Noble Drilling (Canada) Ltd. and
                                  Nabors Industries, Inc. dated November 15,
                                  1996

                 10.14(2) Underwriting Agreement dated May 21, 1996 by and among Nabors Industries, Inc. and Salomon
                                  Brothers, Inc., Goldman, Sachs & Co.,
                                  Merrill, Lynch, Pierce, Fenner & Smith,
                                  Incorporated and Simmons and Company,
                                  International as representatives of the
                                  underwriters named therein in connection with the offering of the Notes

                 10.15            Consent and Voting Agreement and Plan of
                                  Merger dated December 20, 1996, by and among Nabors Industries, Inc., Nabors Acquisition
                                  Corp. 96, Adcor-Nicklos Drilling Company, and all of the option holders and stockholders of Adcor-Nicklos Drilling Company

                 10.16            Stock Purchase Agreement dated as of March
                                  20, 1997 between Nabors Drilling USA, Inc.,
                                  Samson Investment Company, Eason Drilling and
                                  Services Company, Samson Rig Company and Rig
                                  Properties, Inc.

                 10.17            Nabors Industries, Inc. 1996 Chairman's
                                  Executive Stock Plan

                 10.18            Nabors Industries, Inc. 1996 Executive
                                  Officers Stock Plan

                 10.19            Nabors Industries, Inc. 1996 Executive
                                  Officers Incentive Stock Plan

                 10.20            Nabors Industries, Inc. 1997 Executive
                                  Officers Incentive Stock Plan

                 10.21 Form of Indemnification Agreement entered into between Nabors Industries, Inc. and the directors and executive officers identified in the schedule thereto

                 11               Computation of Per Share Earnings

                 12               Computation of Ratios of Earnings to Fixed
                                  Charges

                 13               1997 Annual Report to Stockholders

                 21               Significant Subsidiaries of Nabors
                                  Industries, Inc.

                 23               Consent of Independent Accountants

                 27               Financial Data Schedule

                 99.1             Credit Agreement among Nabors Industries,
                                  Inc., the subsidiary borrowers thereto, Bank
                                  of America National Trust and Savings
                                  Association, Wells Fargo Bank (Texas)
                                  National Association and the other financial
                                  institutions party thereto dated September 5,
                                  1997

-------------------------

(1) Incorporated by Reference to the Exhibits to Form 10-Q, File No. 1-9245, filed with the Commission on May 16, 1997.

(2) Incorporated by Reference to Form 8-K, File No. 1-9245, filed with the Commission on May 28, 1996.

(3) Incorporated by Reference to the Exhibits to Form 10-K, File No. 1-9245, filed with the Commission on December 29, 1996.

(4) Incorporated by Reference to Form S-8, Registration No. 33-87322, filed with the Commission on December 29, 1994.

(5) Incorporated by Reference to Form S-8, Registration No. 333-11313, filed with the Commission on September 3, 1996.

(6) Incorporated by Reference to the Exhibits to Form 10-K, File No. 1-9245, filed with the Commission on December 29, 1992.



(b)      Reports on Form 8-K:

         Report on Form 8-K filed with the Commission on December 18, 1997 with regard to the change in the Registrant's fiscal year end from September 30 to December 31.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 29, 1997.


                                 NABORS INDUSTRIES, INC.


                                 By:  /s/Anthony G. Petrello
                                      ---------------------------------------
                                        Anthony G. Petrello
                                        President and Chief Operating Officer

                                 By:  /s/Bruce P. Koch
                                      ---------------------------------------
                                        Bruce P. Koch
                                        Vice President - Finance
                                        (Principal Financial and Accounting
                                          Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 Signature                                              Title                             Date
----------                                              -----                             ----
/s/ Eugene M. Isenberg                             Chairman and                      December 29, 1997
----------------------------------                 Chief Executive Officer
Eugene M. Isenberg

/s/ Anthony G. Petrello                            President and                     December 29, 1997
----------------------------------                 Chief Operating Officer
Anthony G. Petrello

/s/ Richard A. Stratton                            Vice Chairman                     December 29, 1997
----------------------------------
Richard A. Stratton

/s/ Gary T. Hurford                                Director                          December 29, 1997
----------------------------------
Gary T. Hurford

/s/ Hans Schmidt                                   Director                          December 29, 1997
----------------------------------
Hans Schmidt

/s/ Myron M. Sheinfeld                             Director                          December 29, 1997
----------------------------------
Myron M. Sheinfeld

/s/ Jack Wexler                                    Director                          December 29, 1997
----------------------------------
Jack Wexler

/s/ Martin J. Whitman                              Director                          December 29, 1997
----------------------------------
Martin J. Whitman

                              INDEX TO EXHIBITS

               Exhibit No.        Description
               -----------        -----------
                 3.1(1)           Restated Certificate of Incorporation of the
                                  Registrant dated March 4, 1997

                 3.2              Restated By-Laws of the Registrant adopted
                                  December 4, 1997

                 4.1(2) Indenture for Subordinated Debt Securities dated May 15, 1996 between Marine Midland
                                  Bank, Trustee and Nabors Industries, Inc. in connection with $172,500,000 aggregate principal amount of 5% Convertible
                                  Subordinated Notes due 2006 (the "Notes")

                 4.2(2) Supplemental Indenture dated May 28, 1996 between Marine Midland Bank, Trustee and
                                  Nabors Industries, Inc. in connection with the Notes

                 4.3(3)           Registration Rights Agreement dated as of
                                  April 30, 1996 between Nabors Industries,
                                  Inc. and Occidental Oil and Gas Corporation

                 10.1(4)          1993 Stock Option Plan for Non-Employee
                                  Directors

                 10.2(5)          1994 Executive Officers Stock Plan

                 10.3(5)          1996 Employee Stock Plan

                 10.4(3)          1994 Executive Stock Option Agreement
                                  effective December 28, 1994 between Nabors
                                  Industries, Inc. and Eugene M. Isenberg

                 10.5(3)          1994 Executive Stock Option Agreement
                                  effective December 28, 1994 between Nabors
                                  Industries, Inc. and Anthony G. Petrello

                 10.6(3)          1994 Executive Stock Option Agreement
                                  effective December 28, 1994 between Nabors
                                  Industries, Inc. and Richard A. Stratton

                 10.7(1)          Employment Agreement effective October 1,
                                  1996 between Nabors Industries, Inc. and
                                  Eugene M. Isenberg

                 10.8(1)          Employment Agreement effective October 1,
                                  1996 between Nabors Industries, Inc. and
                                  Anthony G. Petrello

                 10.9             Employment Agreement effective October 1,
                                  1996 between Nabors Industries, Inc. and
                                  Richard A. Stratton

                 10.10(6)         Note Purchase Agreement between Nabors
                                  Industries, Inc. and John Hancock Mutual Life
                                  Insurance Company dated October 1, 1992

                 10.11(3)         Stock Purchase Agreement dated as of March 8,
                                  1996 between Nabors Industries, Inc. and
                                  Occidental Oil and Gas Corporation as amended by Amendment No. 1 to Stock Purchase
                                  Agreement dated as of April 23, 1996

                 10.12(3)         Share Purchase Agreement dates as of October
                                  18, 1996 by and among Abbot Group plc, Nabors
                                  Industries, Inc., and KCA Drilling Group
                                  Limited

                 10.13(3)         Asset Purchase Agreement between Noble
                                  Drilling Corporation, Noble Properties,
                                  Inc., Noble Drilling (Canada) Ltd. and
                                  Nabors Industries, Inc. dated November 15,
                                  1996

                 10.14(2) Underwriting Agreement dated May 21, 1996 by and among Nabors Industries, Inc. and Salomon
                                  Brothers, Inc., Goldman, Sachs & Co.,
                                  Merrill, Lynch, Pierce, Fenner & Smith,
                                  Incorporated and Simmons and Company,
                                  International as representatives of the
                                  underwriters named therein in connection with the offering of the Notes

                 10.15            Consent and Voting Agreement and Plan of
                                  Merger dated December 20, 1996, by and among Nabors Industries, Inc., Nabors Acquisition
                                  Corp. 96, Adcor-Nicklos Drilling Company, and all of the option holders and stockholders of Adcor-Nicklos Drilling Company

                 10.16            Stock Purchase Agreement dated as of March
                                  20, 1997 between Nabors Drilling USA, Inc.,
                                  Samson Investment Company, Eason Drilling and
                                  Services Company, Samson Rig Company and Rig
                                  Properties, Inc.

                 10.17            Nabors Industries, Inc. 1996 Chairman's
                                  Executive Stock Plan

                 10.18            Nabors Industries, Inc. 1996 Executive
                                  Officers Stock Plan

                 10.19            Nabors Industries, Inc. 1996 Executive
                                  Officers Incentive Stock Plan

                 10.20            Nabors Industries, Inc. 1997 Executive
                                  Officers Incentive Stock Plan

                 10.21 Form of Indemnification Agreement entered into between Nabors Industries, Inc. and the directors and executive officers identified in the schedule thereto

                 11               Computation of Per Share Earnings

                 12               Computation of Ratios of Earnings to Fixed
                                  Charges

                 13               1997 Annual Report to Stockholders

                 21               Significant Subsidiaries of Nabors
                                  Industries, Inc.

                 23               Consent of Independent Accountants

                 27               Financial Data Schedule

                 99.1             Credit Agreement among Nabors Industries,
                                  Inc., the subsidiary borrowers thereto, Bank
                                  of America National Trust and Savings
                                  Association, Wells Fargo Bank (Texas)
                                  National Association and the other financial
                                  institutions party thereto dated September 5,
                                  1997

-------------------------

(1) Incorporated by Reference to the Exhibits to Form 10-Q, File No. 1-9245, filed with the Commission on May 16, 1997.

(2) Incorporated by Reference to Form 8-K, File No. 1-9245, filed with the Commission on May 28, 1996.

(3) Incorporated by Reference to the Exhibits to Form 10-K, File No. 1-9245, filed with the Commission on December 29, 1996.

(4) Incorporated by Reference to Form S-8, Registration No. 33-87322, filed with the Commission on December 29, 1994.

(5) Incorporated by Reference to Form S-8, Registration No. 333-11313, filed with the Commission on September 3, 1996.

(6) Incorporated by Reference to the Exhibits to Form 10-K, File No. 1-9245, filed with the Commission on December 29, 1992.