Form 10-Q
period 1997-12-31
NABORS INDUSTRIES INC
filed 1998-02-17
CIK 798943

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


         FOR THE TRANSITION PERIOD OCTOBER 1, 1997 TO DECEMBER 31, 1997
                         COMMISSION FILE NUMBER: 1-9245

                              --------------------

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


                                  281-874-0035
              (Registrant's telephone number, including area code)



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



         The number of shares of Common Stock, par value $.10 per share, outstanding as of January 31, 1998 was 100,836,406.


================================================================================

                             NABORS INDUSTRIES, INC.


                                      INDEX

                                                                                            Page No.
                                                                                            --------
Part I   Financial Information

    Item 1. Financial Statements

             Condensed Consolidated Balance Sheets at
             December 31, 1997 and September 30, 1997                                          2

             Condensed Consolidated Statements of
             Income and Retained Earnings for the Three
             Months Ended December 31, 1997 and 1996                                           3

             Condensed Consolidated Statements of Cash
             Flows for the Three Months Ended December
             31, 1997 and 1996                                                                 4

             Notes to Condensed Consolidated
             Financial Statements                                                              5

             Report of Independent Accountants                                                 7

    Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                                                        8

Part II   Other Information

    Item 6. Exhibits and Reports on Form 8-K                                                   13

Signatures                                                                                     13

PART I   FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)


                                                                        December 31,      September 30,
                                                                            1997               1997
                                                                       --------------    ---------------
ASSETS
Current assets:
   Cash and cash equivalents                                             $     5,623       $     3,919
   Marketable securities                                                       6,983             7,125
   Accounts receivable, net                                                  243,061           244,956
   Inventory and supplies                                                     21,305            21,372
   Prepaid expenses and other current assets                                  26,359            28,456
                                                                         -----------       -----------
          Total current assets                                               303,331           305,828

Property, plant and equipment, net                                           923,402           861,393
Marketable securities                                                         29,529            42,279
Other long-term assets                                                        25,044            24,732
                                                                         -----------       -----------
          Total assets                                                   $ 1,281,306       $ 1,234,232
                                                                         -----------       -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term obligations                              $     6,091       $     3,939
   Short-term borrowings                                                      55,360            39,087
   Trade accounts payable and accrued liabilities                            166,614           179,934
   Income taxes payable                                                       12,695            11,996
                                                                         -----------       -----------
          Total current liabilities                                          240,760           234,956

Long-term obligations                                                        226,299           229,507
Other long-term liabilities                                                   16,810            13,606
Deferred income taxes                                                         30,097            28,320
                                                                         -----------       -----------
          Total liabilities                                                  513,966           506,389
                                                                         -----------       -----------

 Commitments and contingencies

 Stockholders' equity:
   Preferred stock, par value $.10 per share:
        Authorized 10,000 shares; none issued or outstanding                    --                --
   Capital stock, par value $.10 per share:
        Authorized common shares 200,000;
          issued and outstanding 101,325 and 101,240                          10,133            10,124
        Authorized Class B shares 8,000; none issued or outstanding             --                --
    Capital in excess of par value                                           400,120           391,859
    Cumulative translation adjustment                                         (4,130)           (2,317)
    Net unrealized gain on marketable securities                              10,800            19,087
    Retained earnings since May 1, 1988                                      353,581           312,254
    Less treasury stock, at  cost, 489 common shares                          (3,164)           (3,164)
                                                                         -----------       -----------
          Total stockholders' equity                                         767,340           727,843
                                                                         -----------       -----------
          Total liabilities and stockholders' equity                     $ 1,281,306       $ 1,234,232
                                                                         -----------       -----------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              AND RETAINED EARNINGS
                    (In thousands, except per share amounts)

                                                               Three months ended December 31,
                                                                     1997           1996
                                                                  ---------       ---------


Revenues                                                          $ 302,806       $ 217,077
                                                                  ---------       ---------

Operating expenses:
   Direct costs                                                     199,714         162,638
   General and administrative expenses                               18,580          14,718
   Depreciation and amortization                                     20,313          14,354
   Merger expenses                                                     --             1,755
                                                                  ---------       ---------
       Operating expenses                                           238,607         193,465
                                                                  ---------       ---------

Operating income                                                     64,199          23,612
                                                                  ---------       ---------

Other income (expense):
  Interest expense                                                   (3,979)         (4,176)
  Interest income                                                        93           1,579
  Other income, net                                                   2,303          14,548
                                                                  ---------       ---------
       Other (expense) income                                        (1,583)         11,951
                                                                  ---------       ---------

Income before income taxes                                           62,616          35,563
                                                                  ---------       ---------

Income taxes:
   Current                                                            7,103           1,289
   Deferred                                                          14,186          14,159
                                                                  ---------       ---------
       Total income taxes                                            21,289          15,448
                                                                  ---------       ---------

Net income                                                           41,327          20,115

Reclassification of pre-quasi-
  reorganization tax benefit                                           --              (729)

Adcor retained deficit at September 30, 1996                           --            (2,762)

Retained earnings, beginning of period                              312,254         200,208
                                                                  ---------       ---------

Retained earnings, end of period                                  $ 353,581       $ 216,832
                                                                  ---------       ---------

Earnings per share:
   Basic                                                          $     .41       $     .22
                                                                  ---------       ---------
   Diluted                                                        $     .37       $     .20
                                                                  ---------       ---------

Weighted average number of shares outstanding:
   Basic                                                            100,814          92,230
                                                                  ---------       ---------
   Diluted                                                          116,427         108,523
                                                                  ---------       ---------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)



                                                                   Three months ended December 31,
                                                                          1997           1996
                                                                        --------       --------

Net cash provided by operating activities                               $ 69,638       $ 13,858
                                                                        --------       --------

Cash flows from investing activities:
   Sales of marketable securities, trading                                  --            3,653
  (Increase) decrease in notes receivable, net                              (564)            52
   Cash paid for acquisitions, net                                       (25,666)       (62,500)
   Capital expenditures                                                  (58,372)       (34,697)
   Cash received from disposition of long-term assets and business         1,217         47,532
   Investment in affiliates                                                 (200)          (502)
                                                                        --------       --------
Net cash used for investing activities                                   (83,585)       (46,462)
                                                                        --------       --------

 Cash flows from financing activities:
   Increase in restricted cash                                                (6)          --
  (Decrease) increase in long-term borrowings, net                        (1,056)           191
   Increase (decrease) in short-term borrowings, net                      16,273         (1,507)
   Common stock transactions                                                 440         23,688
                                                                        --------       --------
Net cash provided by financing activities                                 15,651         22,372
                                                                        --------       --------

Net increase (decrease) in cash and cash equivalents                       1,704        (10,232)

Cash and cash equivalents, beginning of period                             3,919         95,867
Adjustment for Adcor cash at September 30, 1996                             --              518
                                                                        --------       --------

Cash and cash equivalents, end of period                                $  5,623       $ 86,153
                                                                        --------       --------




The accompanying notes are an integral part of these condensed consolidated financial statements.

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1  Summary of Significant Accounting Policies

Transition Period Financial Information

                  On December 4, 1997, the Board of Directors of Nabors Industries, Inc. amended the bylaws of the corporation to change its fiscal year end from September 30 to December 31, effective for the fiscal year beginning January 1, 1998. The condensed consolidated financial statements for the three months ended December 31, 1997 represent the transition period (the "Transition Period") preceding the start of the new fiscal year period.

                  The unaudited condensed consolidated financial statements of Nabors Industries, Inc. (collectively with its subsidiaries, the "Company") are prepared in conformity with generally accepted accounting principles, but do not purport to be a complete presentation inasmuch as all note disclosures required are not included. Reference is made to the Company's 1997 Annual Report on Form 10-K for additional note disclosures.

                  In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 1997 and the results of its operations and its cash flows for the respective periods ended December 31, 1997 and 1996. The Transition Period results for the three months ended December 31, 1997 are not necessarily indicative of the financial position or operating results for an entire twelve-month period.

Retroactive Restatement

                  The results of operations and cash flows presented in the Company's condensed consolidated financial statements for the three months ended December 31, 1996 have been retroactively restated to include the results of operations and cash flows of Adcor-Nicklos Drilling Company, which was merged with the Company in January 1997.

Earnings Per Share

                  At the beginning of the Transition Period, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share. Under the provisions of SFAS 128, primary earnings per share and fully diluted earnings per share are replaced by basic earnings per share and diluted earnings per share. In accordance with SFAS 128, all prior period earnings per share amounts presented have been restated.

                  Basic earnings per share for all periods presented equal net income divided by the weighted average number of common shares ("Shares") outstanding during the period, and exclude Shares held in treasury. Diluted earnings per share for the three months ended December 31, 1997 and 1996 reflect the assumed conversion of the $172.5 million 5% Convertible Subordinated Notes due 2006, issued on May 28, 1996 (the "5% Notes"). As a result, net income plus $1.4 million of after tax interest expense incurred on the 5% Notes is divided by the weighted average Shares outstanding, after giving effect to dilutive stock options and warrants, as well as 9.5 million Shares assumed to be issued on conversion of the 5% Notes.

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 2  Acquisitions

                  During November 1997, the Company completed the acquisition of certain domestic land drilling assets from Veco Drilling, Inc. ("Veco") and Diamond L Drilling & Production ("Diamond L") for approximately $26.0 million in cash. The Veco fleet consisted of six land drilling rigs located in California and Nevada and two platform labor contracts to be performed offshore California. The Diamond L fleet consisted of three land rigs located in east Texas. The acquisitions were accounted for under the purchase method of accounting; accordingly, the total purchase price was allocated to net assets based on estimated fair values. The results of operations and cash flows attributable to the purchased drilling assets have been included in the condensed consolidated financial statements of the Company commencing on the effective date of the respective acquisition.

Note 3  Capital Stock

                  During the three months ended December 31, 1997, options to acquire 65,900 Shares were exercised at prices ranging from $1.07 to $15.75 per Share. In addition, 19,268 Shares were issued upon vesting under a stock award plan.

Note 4  Income Taxes

                  The effective tax rate during the three months ended December 31, 1997 was 34%, as compared to an effective tax rate of 43% for the prior year period. The provision for income taxes during the Transition Period reflects the reversal of certain foreign tax reserves no longer deemed necessary by the Company. The provision for income taxes during the prior year period reflects higher UK taxes associated with the sale of the Company's UK operation in November 1996.

Note 5  Commitments and Contingencies

Capital Expenditures

                  As of December 31, 1997, the Company had capital expenditure purchase commitments outstanding for drilling equipment of approximately $60.0 million.

Contingencies

                  The Company is a defendant or otherwise involved in a number of lawsuits in the ordinary course of its business. In the opinion of management, the Company's ultimate liability with respect to these pending lawsuits is not expected to have a significant or material adverse effect on the Company's consolidated financial position or results of operations.

Note 6  Subsequent Events

                  During January 1998, the Company completed the sale of all of the stock of its wholly owned subsidiary, J.W. Gibson Well Service Company ("Gibson"), to a subsidiary of Key Energy Group, Inc. ("Key"). The assets of Gibson consisted of 74 active well servicing and workover rigs, associated auxiliary equipment, trucks, inventory, and several yards and related facilities. In the sale, the Company received approximately $20.0 million plus the value of Gibson's working capital in cash, 100,000 shares of Key common stock and 265,000 warrants to acquire common stock of Key at an exercise price of $18.00 per share.

                        Report of Independent Accountants


To the Stockholders and Board of Directors of Nabors Industries, Inc.

We have reviewed the accompanying condensed consolidated financial statements of Nabors Industries, Inc. and Subsidiaries as of December 31, 1997 and for the three months then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of September 30, 1997, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated November 12, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




                                                        Coopers & Lybrand L.L.P.





                                                                  Houston, Texas
                                                                January 16, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

Three Months Ended December 31, 1997 Compared to Three Months Ended December 31, 1996

                  This discussion covers the three months ended December 31, 1997 (the "Transition Period") as the Company changes its fiscal year end from September 30 to December 31, effective for the fiscal year beginning January 1, 1998.

                  Company revenues for the Transition Period totaled $302.8 million, representing an $85.7 million, or 39% increase over the prior year period. Operating income during the Transition Period totaled $64.2 million, compared to $23.6 million during the prior year period, representing an increase of 172%. Net income totaled $41.3 million ($.37 per diluted share) during the Transition Period, compared to $20.1 million ($.20 per diluted share) during the prior year period. The significant improvement in operating results during the Transition Period was primarily the result of increased utilization and higher dayrates in almost all of the Company's operating areas. The continued attrition in the supply of quality rigs, coupled with an increase in demand, has exerted upward pressure on rig pricing on a worldwide basis. The Company's results during the Transition Period also benefited from the contribution of acquisitions made during fiscal 1997. Net income during the prior year period was positively affected by a gain recognized on the sale of the Company's UK North Sea operation.

                  The Company is aware of the potential negative impact on its business if the recent drops in pricing levels for crude oil and natural gas deepen or continue for some extended time. However, in spite of a decline in Nabors' rig count in the US Lower 48 unit during December 1997, the average gross margin per rig per day has shown a modest increase. To date, the decline in the number of rigs operating in our US Lower 48 fleet has primarily been limited to the shallower rigs, while the market for deeper land rigs appears reasonably stable. Rig activity in all of our other business units remains steady with no noticeable impact from the current commodity price environment.

                  The following tables set forth certain financial information with respect to the Company by geographical area :

                                                     Three months ended December 31,
                                               1997         1996(1)       Increase (Decrease)
                                            -----------   ------------   ---------------------
                                                    (In thousands, except percentages)
               Revenues:
                 North America               $ 257,606     $ 173,698     $  83,908            48%
                 International                  45,200        43,379         1,821             4%
                                             ---------     ---------     ---------
                   Total revenues              302,806       217,077        85,729            39%
                                             ---------     ---------     ---------

               Operating income:
                 North America                  59,142        21,759        37,383           172%
                 International                   9,178         6,801         2,377            35%
                 Corporate expenses             (4,121)       (3,193)         (928)          (29%)
                 Merger expenses(2)               --          (1,755)        1,755           100%
                                             ---------     ---------     ---------
                   Total operating income    $  64,199     $  23,612     $  40,587           172%
                                             ---------     ---------     ---------

                                                   Three months ended December 31,
                                                  1997                       1996(1)
                                        --------------------------  --------------------------
                                             Rig          Rig           Rig          Rig
             Rig activity(3) :            Years(4)    Utilization     Years(4)    Utilization
                                        -----------  -------------  ------------  ------------

               North America                244.1        67%            203.2        61%
               International                 29.2        56%             28.9        58%
                                          -------                    --------
                 Total rig activity         273.3        66%            232.1        61%
                                          -------                    --------

(1) The results of operations for the three months ended December 31, 1996 have been retroactively restated to include the results of operations of Adcor-Nicklos Drilling Company ("Adcor"), which was merged with the Company during January 1997.
(2)   Merger expenses relating to the Adcor merger.
(3) Excludes labor contracts and Gibson workover and well servicing rigs, which were sold in January 1998.
(4) Rig years represents a measure of the number of equivalent rigs operating during a given period. For example, one rig operating 182 days during a 365-day period represents 0.5 rig years.

                  North America. North America revenues totaled $257.6 million during the Transition Period, representing a 48% increase over the prior year period. The increase was primarily attributable to a significant increase in revenues for the Company's US Lower 48 operations during the Transition Period resulting primarily from the December 1996 purchase of the Noble Drilling Corporation land rigs and the acquisition of the Chesley Pruet Drilling Company land rigs during April 1997. Additionally, dayrates and rig utilization in the US Lower 48 improved as a result of increased rig demand, primarily for our deep drilling, silicon-controlled rectifier (SCR) rigs. Revenues for the Gulf of Mexico operation also increased during the Transition Period as a result of increased equivalent rig years and higher dayrates for the Company's platform drilling rigs and jackup workover rigs, as well as higher dayrates for the Company's platform workover rigs associated with increased demand. Platform drilling rig equivalent rig years increased in part as a result of the commissioning of rig 270, a land rig adapted for platform drilling applications, which began working in the Gulf of Mexico during August 1997. Canada operation revenues increased during the Transition Period as a result of the contribution of nine land rigs purchased from Noble Drilling Corporation during December 1996, as well as an improvement in dayrates and utilization resulting from increased demand. Alaska operation drilling revenues increased during the Transition Period as a result of increased equivalent rig years and higher dayrates. Revenues for Peak Oilfield Services, the Company's Alaskan construction and logistics joint venture also improved during the Transition Period as a result of increased activity. Equivalent North America rig years increased to 244.1 years during the Transition Period as compared to 203.2 years during the prior year period.

                  International. International revenues totaled $45.2 million during the Transition Period, representing a 4% increase over the prior year period. Middle Eastern revenues increased significantly during the Transition Period as a result of new contracts for three rigs in Saudi Arabia which commenced operations during the second quarter of fiscal 1997. Additionally, a jackup rig that began working in the Persian Gulf during March 1997, worked for two months during the Transition Period prior to completion of the contract. South and Central American revenues decreased during the Transition Period as a result of decreased rig activity in Venezuela and the completion of a one rig contract in Colombia. UK North Sea revenues decreased during the Transition Period, as the Company completed the sale of its UK North Sea operation during November 1996. Equivalent international rig years, excluding labor contracts, were 29.2 during the Transition Period as compared to 28.9 years in the prior year period.

                  The following table sets forth selected consolidated financial information of the Company expressed as a percentage of total operating revenues:

                                                        Three months ended December 31,
                                                              1997            1996
                                                              -----         -----

               Revenues                                       100.0%        100.0%
                                                              -----         -----

               Operating expenses:
                  Direct costs                                 66.0%         74.9%
                  General and administrative expenses           6.1%          6.8%
                  Depreciation and amortization                 6.7%          6.6%
                  Merger expenses                               --            0.8%
                                                              -----         -----
                      Operating expenses                       78.8%         89.1%
                                                              -----         -----

               Operating income                                21.2%         10.9%

               Other (expense) income                          (0.5%)         5.5%
                                                              -----         -----

               Income before income taxes                      20.7%         16.4%

               Income taxes                                     7.0%          7.1%
                                                              -----         -----

               Net income                                      13.7%          9.3%
                                                              -----         -----

                  Direct costs as a percentage of revenues decreased to 66% during the Transition Period, as compared to 75% during the prior year period. The resulting increase in the gross margin percentage during the Transition Period is largely the result of improved margins in essentially all of the Company's operations on the strength of improved dayrates. General and administrative expenses as a percentage of revenues decreased during the Transition Period due primarily to the increase in revenues for the US Lower 48 operations, since these expenses were spread over a larger revenue base.

                  Interest income decreased during the Transition Period due to lower average cash and cash equivalent balances as compared to the prior year period. During the prior year period, the remaining proceeds from the $172.5 million 5% Convertible Subordinated Notes issued on May 28, 1996 were invested in commercial paper and other interest-bearing cash equivalents.

                  Other income decreased during the Transition Period, as the prior year period amount includes a gain recognized on the sale of the Company's UK North Sea operation.

                  The effective tax rate during the Transition Period was 34%, as compared to an effective tax rate of 43% for the prior year period. The provision for income taxes during the Transition Period reflects the reversal of certain foreign tax reserves no longer deemed necessary by the Company. The provision for income taxes during the prior year period reflects higher UK taxes associated with the sale of the Company's UK operation during November 1996. The Company's effective tax rate for financial statement purposes during fiscal year 1998 is expected to be in the 35% to 38% range.

LIQUIDITY AND CAPITAL RESOURCES

                  The Company's financial condition remains strong. The Company generates significant cash from operations and has substantial borrowing capacity under various credit facility arrangements. Additionally, the Company has access to public debt and equity capital markets. The Company's senior debt rating as provided by Moody's Investor Service remains at "A3".

                  The Company had working capital of $62.6 million as of December 31, 1997, representing an $8.3 million decrease as compared to September 30, 1997. The decrease in working capital relates primarily to the use of cash to acquire certain domestic land drilling assets during November 1997, and to make certain other capital expenditures, which exceeded cash provided by operations during the period. The Company's ratio of funded debt to funded debt plus shareholders' equity, commonly referred to as the debt to capital ratio, remains unchanged since September 30, 1997 at 0.27:1.

                  Net cash provided by operating activities totaled $69.6 million during the Transition Period, compared to $13.9 million during the prior year comparable period. During the Transition Period and prior year period, net income was increased for non-cash items such as depreciation and deferred taxes, partially offset by the negative impact on cash from changes in the Company's working capital accounts.

                  Net cash used for investing activities totaled $83.6 million during the Transition Period compared to $46.5 million during the prior year period. Cash paid for capital expenditures and acquisitions represented the primary uses of cash during the Transition Period and the prior year period. During the prior year period, cash was provided by the sale of the UK operation and other fixed assets.

                  Financing activities provided cash totaling $15.7 million during the Transition Period compared to $22.4 million during the prior year period. During the Transition Period, cash was provided by short-term borrowings. During the prior year period, cash was provided by common stock transactions.

                  The Company's cash and cash equivalents and short-term investments in marketable securities totaled $12.6 million as of December 31, 1997. In addition, the Company had long-term investments in marketable securities of $29.5 million. The Company currently has credit facility arrangements with various banks totaling $255.0 million. As of December 31, 1997, remaining availability, after borrowings on the facilities and outstanding letters of credit, totaled approximately $185.6 million.

                  During January 1998, the Company completed the sale of all of the stock of its wholly owned subsidiary, J.W. Gibson Well Service Company ("Gibson"), to a subsidiary of Key Energy Group, Inc. ("Key"). The assets of Gibson consisted of 74 active well servicing and workover rigs, associated auxiliary equipment, trucks, inventory, and several yards and related facilities. In the sale, the Company received approximately $20.0 million plus the value of working capital in cash, 100,000 shares of Key common stock and 265,000 warrants to acquire common stock of Key at an exercise price of $18.00 per share.

                  As of December 31, 1997, the Company had capital expenditure purchase commitments outstanding for drilling equipment of approximately $60.0 million.

                  The current cash and cash equivalents, short-term investments, credit facility position, projected cash flow generated from current operations, and cash provided by the sale of Gibson are expected to adequately finance the Company's sustaining capital and debt service requirements for the next twelve months.

OTHER MATTERS

                  This Transition Report on Form 10-Q includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Transition Report on Form 10-Q that address activities, events or developments that the Company "expects", "projects", "believes" or "anticipates" will or may occur in the future, including such matters as future capital expenditures and investments in the acquisition and refurbishment of rigs (including the amount and nature thereof), repayment of debt, expansion and other development trends of the contract drilling industry, business strategies, expansion and growth of operations and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by management of the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of risks and uncertainties, including those discussed herein, general economic and business conditions, prices of crude oil and natural gas, foreign exchange and currency fluctuations, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in laws or regulations and other factors, many of which are beyond the control of the Company. Any such statements are not guarantees of future performance and actual results or developments may differ materially form those projected in the forward-looking statements.

                  The Company's businesses depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Therefore, a sustained increase or decrease in the price of oil or natural gas, which could have a material impact on exploration, development and production activities, could materially affect the Company's financial condition, results of operations and cash flows.

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

                                          NABORS INDUSTRIES, INC.



                                              /s/ Anthony G. Petrello
                                          -------------------------------------
                                          Anthony G. Petrello
                                          President and Chief Operating Officer



                                                  /s/ Bruce P. Koch
                                          -------------------------------------
                                          Bruce P. Koch
                                          Vice President of Finance (principal
                                          financial and accounting officer)

Dated:  February 16, 1998

                                  EXHIBIT INDEX


EXHIBIT NO.                DESCRIPTION
-----------                -----------

    11           Statement Re Computation of Per Share Earnings

    15.1         Awareness Letter of Independent Accountants

    27           Financial Data Schedule