Form 10-Q
period 1998-03-31
NABORS INDUSTRIES INC
filed 1998-05-15
CIK 798943

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1998
                         Commission file number: 1-9245

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

         The number of shares of Common Stock, par value $.10 per share, outstanding as of April 30, 1998 was 100,835,668.


================================================================================

                             NABORS INDUSTRIES, INC.


                                      INDEX

                                                                               Page No.
                                                                               --------
Part I   Financial Information

    Item 1. Financial Statements

             Condensed Consolidated Balance Sheets as of
             March 31, 1998 and December 31, 1997                                 2

             Condensed Consolidated Statements of
             Income for the Three Months Ended
             March 31, 1998 and 1997                                              3

             Condensed Consolidated Statements of
             Changes in Stockholders' Equity for the Three
             Months Ended March 31, 1998 and 1997                                 4

             Condensed Consolidated Statements of Cash
             Flows for the Three Months Ended March
             31, 1998 and 1997                                                    5

             Notes to Condensed Consolidated
             Financial Statements                                                 6

             Report of Independent Accountants                                    9

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations                        10

Part II  Other Information

    Item 4. Submission   of   Matters   to  a   Vote   of
            Security Holders                                                     14

    Item 6. Exhibits and Reports on Form 8-K                                     14

Signatures                                                                       15

PART I  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)


                                                                             March 31,         December 31,
                                                                               1998                1997
                                                                           -----------         -----------
ASSETS
Current assets:
   Cash and cash equivalents                                               $     1,032         $     5,623
   Marketable securities                                                         6,529               6,983
   Accounts receivable, net                                                    219,698             243,061
   Inventory and supplies                                                       24,101              21,305
   Prepaid expenses and other current assets                                    26,294              26,359
                                                                           -----------         -----------
          Total current assets                                                 277,654             303,331

Property, plant and equipment, net                                             972,894             923,402
Marketable securities                                                           33,185              29,529
Other long-term assets                                                          25,985              25,044
                                                                           -----------         -----------
          Total assets                                                     $ 1,309,718         $ 1,281,306
                                                                           -----------         -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term obligations                                $     9,783         $     6,091
   Short-term borrowings                                                        26,338              55,360
   Trade accounts payable and accrued liabilities                              162,719             166,614
   Income taxes payable                                                         19,149              12,695
                                                                           -----------         -----------
          Total current liabilities                                            217,989             240,760

Long-term obligations                                                          222,268             226,299
Other long-term liabilities                                                     18,905              16,810
Deferred income taxes                                                           32,442              30,097
                                                                           -----------         -----------
          Total liabilities                                                    491,604             513,966
                                                                           -----------         -----------

 Commitments and contingencies

 Stockholders' equity:
   Preferred stock, par value $.10 per share:
        Authorized 10,000 shares; none issued or outstanding                      --                  --
   Capital stock, par value $.10 per share:
        Authorized common shares 200,000;
          issued and outstanding 101,305 and 101,325                            10,131              10,133
        Authorized Class B shares 8,000; none issued or outstanding               --                  --
   Capital in excess of par value                                              410,955             400,120
   Accumulated other comprehensive income:
        Cumulative translation adjustment                                       (4,522)             (4,130)
        Net unrealized gain on marketable securities                            11,441              10,800
   Retained earnings since May 1, 1988                                         393,273             353,581
   Less treasury stock, at  cost, 489 common shares                             (3,164)             (3,164)
                                                                           -----------         -----------
          Total stockholders' equity                                           818,114             767,340
                                                                           -----------         -----------
          Total liabilities and stockholders' equity                       $ 1,309,718         $ 1,281,306
                                                                           -----------         -----------


  The accompanying notes are an integral part of these condensed consolidated financial statements.




                                       2

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                      Three months ended March 31,

                                                        1998              1997
                                                      ---------         ---------
Revenues                                              $ 286,774         $ 238,683
                                                      ---------         ---------
Operating expenses:
   Direct costs                                         188,447           177,466
   General and administrative expenses                   20,105            17,278
   Depreciation and amortization                         21,203            15,737
                                                      ---------         ---------
       Operating expenses                               229,755           210,481
                                                      ---------         ---------

Operating income                                         57,019            28,202
                                                      ---------         ---------

Other income (expense):
   Interest expense                                      (3,739)           (3,156)
   Interest income                                          747             1,077
   Other income, net                                      9,992             6,823
                                                      ---------         ---------
       Other income                                       7,000             4,744
                                                      ---------         ---------

Income before income taxes                               64,019            32,946
                                                      ---------         ---------
Income taxes:
   Current                                               11,065             3,964
   Deferred                                              13,262             7,541
                                                      ---------         ---------
       Income taxes                                      24,327            11,505
                                                      ---------         ---------

Net income                                            $  39,692         $  21,441
                                                      ---------         ---------

Earnings per share:
   Basic                                              $     .39         $     .22
                                                      ---------         ---------
   Diluted                                            $     .36         $     .21
                                                      ---------         ---------

Weighted average number of shares outstanding:
   Basic                                                100,805            95,914
                                                      ---------         ---------
   Diluted                                              113,803           110,775
                                                      ---------         ---------

  The accompanying notes are an integral part of these condensed consolidated financial statements.


                                       3

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                            IN STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                                   CAPITAL      ACCUMULATED
                                              CAPITAL STOCK       IN EXCESS        OTHER                                   TOTAL
                                            -----------------      OF PAR      COMPREHENSIVE     RETAINED   TREASURY   STOCKHOLDERS'
                                            SHARES  PAR VALUE       VALUE          INCOME        EARNINGS     STOCK        EQUITY
                                            ---------------------------------------------------------------------------------------

Balances, December 31, 1996                  95,225   $ 9,523      $309,388        $4,448        $216,832    $(3,164)    $537,027
                                            -------------------------------------------------------------------------------------
Comprehensive income:
  Net income                                                                                       21,441                  21,441
  Translation adjustment                                                             (464)                                   (464)
  Unrealized loss on marketable
    securities                                                                       (115)                                   (115)
                                            -------------------------------------------------------------------------------------
    Total comprehensive income                   --        --            --          (579)         21,441         --       20,862
                                            -------------------------------------------------------------------------------------
Issuance of common shares for stock
  options exercised                              73         7           434                                                   441
Issuance of common shares for
  warrants exercised                          1,500       150         8,100                                                 8,250
Reclassification of pre-quasi-
  reorganization tax benefit                                          1,843                        (1,843)                     --
Tax benefit recognized on
  exercised stock option deductions                                   7,141                                                 7,141
                                            -------------------------------------------------------------------------------------
Balances, March 31, 1997                     96,798   $ 9,680      $326,906        $3,869        $236,430    $(3,164)    $573,721
                                            -------------------------------------------------------------------------------------


Balances, December 31, 1997                 101,325   $10,133      $400,120        $6,670        $353,581    $(3,164)    $767,340
                                            -------------------------------------------------------------------------------------
Comprehensive income:
  Net Income                                                                                       39,692                  39,692
  Translation adjustment                                                             (392)                                   (392)
  Unrealized loss on marketable
    securities (net of tax of $345)                                                   641                                     641
                                            -------------------------------------------------------------------------------------
    Total comprehensive income                   --        --            --           249          39,692         --       39,941
                                            -------------------------------------------------------------------------------------
Issuance of common shares for
  stock options exercised                        33         3           243                                                   246
Tax benefit recognized on exercised
  stock option deductions                                            11,587                                                11,587
Return and retirement of common shares
  held in escrow in connection with
  Adcor acquisition                             (53)       (5)         (995)                                               (1,000)
                                            -------------------------------------------------------------------------------------
Balances, March 31, 1998                    101,305   $10,131      $410,955        $6,919        $393,273    $(3,164)    $818,114
                                            -------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)



                                                                        Three months ended March 31,

                                                                            1998             1997
                                                                         ---------         ---------
Net cash provided by operating activities                                 $ 78,997         $ 22,911
                                                                          --------         --------
Cash flows from investing activities:
   Purchases of marketable securities, available for sale                     --             (4,803)
   Exercise of warrants                                                       --              3,220
   Cash paid for acquisitions, net                                            (719)            --
   Cash received from disposition of long-term assets and business          22,533            1,959
   Capital expenditures                                                    (76,280)         (36,654)
                                                                          --------         --------
Net cash used for investing activities                                     (54,466)         (36,278)
                                                                          --------         --------

 Cash flows from financing activities:
   Increase in restricted cash                                                  (7)              (9)
   Decrease in long-term borrowings, net                                      (339)         (14,552)
  (Decrease) increase in short-term borrowings, net                        (29,022)           1,177
   Common stock transactions                                                   246            8,691
                                                                          --------         --------
Net cash used for financing activities                                     (29,122)          (4,693)
                                                                          --------         --------

Net decrease in cash and cash equivalents                                   (4,591)         (18,060)

Cash and cash equivalents, beginning of period                               5,623           86,153
                                                                          --------         --------
Cash and cash equivalents, end of period                                  $  1,032         $ 68,093
                                                                          --------         --------


  The accompanying notes are an integral part of these condensed consolidated financial statements.






                                       5

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1  Summary of Significant Accounting Policies

Interim Financial Information

         The unaudited condensed consolidated financial statements of Nabors Industries, Inc. (collectively with its subsidiaries, the "Company") are prepared in conformity with generally accepted accounting principles ("GAAP"), but do not purport to be a complete presentation inasmuch as all note disclosures required by GAAP are not included. Reference is made to the Company's 1997 Annual Report on Form 10-K for additional note disclosures.

         In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1998 and the results of its operations and its cash flows for the periods ended March 31, 1998 and 1997. Interim results for the three months ended March 31, 1998 are not necessarily indicative of results which will be realized for the full year ending December 31, 1998.

Fiscal Year Change

         The Company changed its fiscal year end from September 30 to December 31, effective for the fiscal year beginning January 1, 1998. The three month transition period from October 1, 1997 through December 31, 1997 (the "Transition Period") preceded the start of this new fiscal year period. The condensed consolidated financial statements for the three months ended March 31, 1998 reflect the results of the Company for the first quarter of the new fiscal year.

Comprehensive Income

         The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130") Reporting Comprehensive Income, at the beginning of fiscal year 1998. SFAS 130 establishes standards for reporting and presentation of comprehensive income and its components. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. In accordance with the provisions of SFAS 130, the Company has presented the components of comprehensive income in its condensed consolidated statements of changes in stockholders' equity.

Earnings Per Share

         The Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share, at the beginning of the Transition Period. Under the provisions of SFAS 128, primary earnings per share and fully diluted earnings per share are replaced by basic earnings per share and diluted earnings per share. In accordance with SFAS 128, all prior period earnings per share amounts presented have been restated.

         Basic earnings per share for all periods presented equal net income divided by the weighted average number of shares of common stock ("Shares") outstanding during the period, and exclude Shares held in treasury. Diluted earnings per share for all periods presented reflect the assumed conversion of the $172.5 million, 5% Convertible Subordinated Notes due 2006, issued on May 28, 1996

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(the "5% Notes"). As a result, net income, plus $1.4 million of after tax interest expense incurred on the 5% Notes, is divided by the weighted average Shares outstanding, after giving effect to dilutive stock options and warrants, as well as 9.5 million Shares assumed to be issued on conversion of the 5% Notes.

Note 2  Dispositions

         During January 1998, the Company completed the sale of all of the capital stock of its wholly owned subsidiary, J.W. Gibson Well Service Company ("Gibson"), to a subsidiary of Key Energy Group, Inc. ("Key"). The assets of Gibson consisted of 74 active well servicing and workover rigs, associated auxiliary equipment, trucks, inventory, and several yards and related facilities. As consideration for the sale of Gibson, the Company received approximately $20.0 million plus the value of Gibson's working capital in cash, 100,000 shares of Key common stock and 265,000 warrants to acquire common stock of Key at an exercise price of $18.00 per share, and recorded a pre-tax gain of $13.7 million.

Note 3  Capital Stock

         During the three months ended March 31, 1998, options to acquire 33,900 Shares were exercised at prices ranging from $6.25 to $17.00 per Share.

                  During the three months ended March 31, 1998, 53,333 Shares that had been held in escrow in connection with the Company's acquisition of Adcor-Nicklos Drilling Company in January 1997 were returned to the Company and retired.

Note 4  Income Taxes

         The effective tax rate during the three months ended March 31, 1998 was 38%, as compared to an effective tax rate of 35% for the prior year period. The increase in the effective tax rate for the current year is the result of increased foreign taxes.

Note 5  Commitments and Contingencies

Capital Expenditures

         As of March 31, 1998, the Company had capital expenditure purchase commitments outstanding for drilling equipment of approximately $52.9 million.

Contingencies

         The Company is a defendant or otherwise involved in a number of lawsuits in the ordinary course of its business. In the opinion of management, the Company's ultimate liability with respect to these pending lawsuits is not expected to have a significant or material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Year 2000

         A number of computer programs in use today were written using two digits rather than four digits to define the applicable year. Any computer programs that have date sensitive functionality may recognize a date of "00" as the year 1900 rather than the year 2000. This could result in miscalculations or system failures causing disruptions of operations.

         It is the Company's goal to ensure that all of the critical systems and process that are under its direct control remain functional. However, there may be certain systems or processes relied on by the Company that are outside of its control, and there can be no assurance that these systems or processes will remain functional. In the opinion of management, the costs to modify its current systems will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

                        Report of Independent Accountants


To the Stockholders and Board of Directors of Nabors Industries, Inc.

We have reviewed the accompanying condensed consolidated financial statements of Nabors Industries, Inc. and Subsidiaries as of March 31, 1998 and for the three months then ended. These financial statements are the responsibility of the Company's management.

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





                                                       Coopers & Lybrand L.L.P.





Houston, Texas
April 15, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

         This discussion covers the three months ended March 31, 1998, which is the first quarter of the new fiscal year beginning January 1, 1998. The Company changed its fiscal year end from September 30 to December 31, effective for the fiscal year beginning January 1, 1998.

         Company revenues for the first quarter of fiscal 1998 ("Current Quarter") totaled $286.8 million, representing a $48.1 million, or 20% increase over the prior year period. Operating income and net income totaled $57.0 million and $39.7 million ($.36 per diluted share) during the Current Quarter, respectively, representing an increase of 102% and 85% compared to the prior year period. The significant improvement in operating results during the Current Quarter was primarily the result of higher dayrates in almost all of the Company's operating areas. Throughout 1997, the Company experienced increases in rig pricing as a result of a convergence in the supply and the demand for quality rigs on a worldwide basis. The results for the US Lower 48 operation improved significantly over the prior year period despite fewer rigs operating and the sale of the Company's J.W. Gibson ("Gibson") workover and well servicing operation during January 1998. Although the recent drops in pricing levels for crude oil have adversely affected the Company's US Lower 48 rig count as compared to the prior year period, rig pricing during the Current Quarter remained higher as compared to the prior year period. The Alaska and Canada operations both achieved new highs in operating results, while the International operation matched the high achieved in a previous quarter. Net income during the Current Quarter was positively affected by a gain recognized on the sale of Gibson, however, a higher effective tax rate reduced net income.

         The Company's US Lower 48 operation was adversely impacted during the Current Quarter by lower crude oil prices. As compared to the quarter ended December 31, 1997, the US Lower 48 operation averaged 29 fewer rigs operating, primarily in the shallower mechanical category. If the weakness in crude oil prices deepens or continues for an extended period, there is a possibility of further deterioration in rig utilization and downward pressure on current rig dayrates for the Company's US Lower 48 operation. Additionally, the Company's other business units could be adversely impacted as well.

         The following tables set forth certain financial information with respect to the Company by geographical area:

                                        Three months ended March 31,
                                 1998         1997        Increase (Decrease)
                               --------     --------     -------------------
                                     (In thousands, except percentages)
Revenues:
  North America                $ 234,358     $199,140     $35,218      18%
  International                   52,416       39,543      12,873      33%
                               ---------     --------     -------
    Total revenues               286,774      238,683      48,091      20%
                               ---------     --------     -------


Operating income:
  North America                   48,681       24,280      24,401     100%
  International                   11,899        6,832       5,067      74%
  Corporate expenses              (3,561)      (2,910)       (651)    (22%)
                               ---------     --------     -------
    Total operating income     $  57,019     $ 28,202     $28,817     102%
                               ---------     --------     -------

                                         Three months ended March 31,
                                   1998                          1997
                           ------------------------      -------------------------
                             Rig            Rig            Rig             Rig
Rig activity(1):           Years(2)     Utilization      Years(2)      Utilization
                           --------     -----------      --------      -----------
  North America             215.4           58%           223.9            63%
  International              31.0           60%            31.1            59%
                            -----                         -----
    Total rig activity      246.4           59%           255.0            62%
                            -----                         -----

(1) Excludes labor contracts and Gibson workover and well servicing rigs, which were sold in January 1998.

(2) Rig years represents a measure of the number of equivalent rigs operating during a given period. For example, one rig operating 182 days during a 365-day period represents 0.5 rig years.


         North America. North America revenues totaled $234.4 million during the Current Quarter, representing an 18% increase over the prior year period. The increase was primarily attributable to a significant increase in revenues for the Company's Alaska and US Lower 48 operations during the Current Quarter. The Alaska drilling operation performed at record levels during the Current Quarter as a result of increased equivalent rig years and improved dayrates. Revenues for Peak Oilfield Services, the Company's Alaskan construction and logistics joint venture, also improved during the Current Quarter as a result of increased activity. US Lower 48 revenues increased during the Current Quarter despite a decline in equivalent rig years and the sale of the Gibson workover and well servicing operation during January 1998. The increase in US Lower 48 revenues was the result of higher dayrates for virtually all classes of rigs as compared to the prior year period. Additionally, the Company increased its US Lower 48 fleet of premium, deep drilling, silicon-controlled rectifier (SCR) rigs through a number of acquisitions during 1997. Deep drilling SCR rigs typically command higher dayrates than shallower mechanical rigs. The decline in US Lower 48 equivalent rig years during the Current Quarter was in the shallower mechanical rig category, which was partially offset by a greater number of SCR rigs working as compared to the prior year period. Revenues for the Gulf of Mexico operation also increased during the Current Quarter on the strength of improved dayrates for the Company's platform workover rigs, jackup workover rigs and platform drilling rigs. Equivalent rig years for the Company's Gulf of Mexico operation were essentially flat as compared to the prior year period. Canada operation revenues increased during the Current Quarter due to an improvement in dayrates and utilization resulting from increased demand. Equivalent North America rig years decreased to 215.4 years during the Current Quarter as compared to 223.9 years during the prior year period.

         International. International revenues totaled $52.4 million during the Current Quarter, representing a 33% increase over the prior year period. Middle Eastern revenues increased significantly during the Current Quarter as a result of new contracts for two rigs in Saudi Arabia, which commenced operations during March 1997. Additionally, increased drilling activity in Yemen and the United Arab Emirates further increased revenues for the Company's Middle Eastern operations. International revenues were also positively impacted by a new one rig contract in Gabon, which commenced operations during December 1997, and a platform workover rig operating offshore Cameroon. South and Central American revenues increased during the Current Quarter as the impact of a decline in equivalent rig years in Venezuela was more than offset by higher dayrates there. Mitigating these increases was the completion of a one rig contract in Laos during 1997. Equivalent international rig years, excluding labor contracts, were
31.0 years during the Current Quarter as compared to 31.1 years in the prior year period.

         The following table sets forth selected consolidated financial information of the Company expressed as a percentage of total operating revenues:


                                         Three Months Ended March 31,
                                            1998              1997
                                           ------           -------
          Revenues                         100.0%            100.0%
                                           ------           -------
          Operating expenses:
            Direct costs                    65.7%             74.4%
            General and administrative
              expenses                       7.0%              7.2%
            Depreciation and
              amortization                   7.4%              6.6%
                                           ------           -------
              Operating expenses            80.1%             88.2%
                                           ------           -------

          Operating income                  19.9%             11.8%

          Other income                       2.4%              2.0%
                                           ------           -------
          Income before income taxes        22.3%             13.8%

          Income taxes                       8.5%              4.8%
                                           ------           -------
          Net income                        13.8%              9.0%
                                           ------           -------

         Direct costs as a percentage of revenues decreased to 66% during the Current Quarter, as compared to 74% during the prior year period. The resulting increase in the gross margin percentage during the Current Quarter is the result of improved margins for essentially all of the Company's operations on the strength of improved dayrates. Although the Company incurred a temporary, but high, level of extra costs associated with retaining crews and stacking rigs in the US Lower 48 during the Current Quarter, US Lower 48 margins were significantly higher than the prior year period as a result of improved dayrates realized during the Current Quarter and some adverse footage costs incurred during the prior year period. Depreciation expense as a percentage of revenues increased during the Current Quarter as a result of capital expenditures and a number of acquisitions completed during 1997.

         Other income increased during the Current Quarter as a result of a $13.7 million pre-tax gain recognized on the sale of the Gibson operation during January 1998. As consideration for the sale of Gibson, the Company received approximately $20.0 million, plus the value of working capital in cash, 100,000 shares of Key Energy Group, Inc. ("Key") common stock and 265,000 warrants to acquire common stock of Key at an exercise price of $18.00 per share. Other income during the prior year period consisted primarily of realized and unrealized gains on marketable securities.

         The effective tax rate during the Current Quarter was 38%, as compared to an effective tax rate of 35% for the prior year period. The increase in the effective tax rate for the Current Quarter is the result of increased foreign taxes.

LIQUIDITY AND CAPITAL RESOURCES

         The Company generates significant cash from operations and has substantial borrowing capacity under various credit facility arrangements. Additionally, the Company has access to public debt and equity capital markets. The Company's senior debt rating as provided by Moody's Investor Service remains at "A3".

         The Company had working capital of $59.7 million as of March 31, 1998, representing a $2.9 million decrease as compared to December 31, 1997. The Company's ratio of funded debt to funded debt plus stockholders' equity, commonly referred to as the debt to capital ratio, was 0.24:1 as of March 31, 1998 as compared to 0.27:1 as of December 31, 1997. The improvement in the debt to capital ratio is the result of a $29.0 million reduction in short-term borrowings, as well as increased stockholders' equity resulting primarily from the Company's earnings.

         Net cash provided by operating activities totaled $79.0 million during the Current Quarter, compared to $22.9 million during the prior year comparable period. During the Current Quarter and prior year period, net income was increased for non-cash items such as depreciation and deferred taxes. During the Current Quarter, cash was provided from changes in the Company's working capital accounts, while changes in the Company's working capital accounts reduced cash in the prior year period.

         Net cash used for investing activities totaled $54.5 million during the Current Quarter compared to $36.3 million during the prior year period. Cash paid for capital expenditures represented the primary use of cash during both the Current Quarter and the prior year period. During the Current Quarter, cash was provided from the disposition of long-term assets and business, primarily the sale of Gibson.

         Financing activities used cash totaling $29.1 million during the Current Quarter compared to $4.7 million during the prior year period. During the Current Quarter, cash was used to reduce short-term borrowings. During the prior year period, cash used to reduce long-term borrowings was partially offset by cash provided by common stock transactions.

         The Company's cash and cash equivalents and short-term investments in marketable securities totaled $7.6 million as of March 31, 1998. In addition, the Company had long-term investments in marketable securities of $33.2 million. The Company currently has credit facility arrangements with various banks totaling $254.7 million. As of March 31, 1998, remaining availability, after borrowings on the facilities and outstanding letters of credit, totaled approximately $210.3 million.

         The Company has a universal shelf registration statement on Form S-3 filed with the Securities and Exchange Commission to allow the Company to offer, from time to time, up to $300.0 million in debt securities, preferred stock, common stock, depository shares or warrants, and for secondary sales not involving the Company of up to $50.0 million.

         As of March 31, 1998, the Company had capital expenditure purchase commitments outstanding for drilling equipment of approximately $52.9 million.

         The current cash and cash equivalents, short-term investments, credit facility position, projected cash flow generated from current operations, and cash provided by the sale of Gibson are expected to adequately finance the Company's sustaining capital and debt service requirements for the next twelve months.

OTHER MATTERS

         This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that the Company or its management "expects", "projects", "believes" or "anticipates" will or may occur in the future, including such matters as future capital expenditures and investments in the acquisition and refurbishment of rigs (including the amount and nature thereof), repayment of debt, expansion and other development trends of the contract drilling industry, business strategies, expansion and growth of operations and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by management of the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of risks and uncertainties, including those discussed in this report, general economic and business conditions, prices of crude oil and natural gas, foreign exchange and currency fluctuations, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in laws or regulations and other factors, many of which are beyond the control of the Company. Any such statements are not guarantees of future performance, and actual results or developments may differ materially from those projected in the forward-looking statements.

         The Company's businesses depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Therefore, a sustained increase or decrease in the price of oil or natural gas, which could have a material impact on exploration, development and production activities, also could materially affect the Company's financial condition, results of operations and cash flows.

PART II  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         At the Company's 1998 Annual Meeting of Shareholders held on March 3, 1998, 87,908,053 shares of common stock were present in person or by proxy, constituting 87.18% of the outstanding common stock of the Company entitled to vote. The sole matter voted upon at the Annual Meeting was as follows:

         Election of Directors: Two Class I directors were elected to the Board of Directors of the Company to serve for a three-year term, until 2001:

         Richard A. Stratton
         Votes cast in favor:               87,610,918
         Votes withheld:                       297,135

         Hans W. Schmidt
         Votes cast in favor:               87,605,200
         Votes withheld:                       302,853

         Class II Directors, Messrs. Anthony G. Petrello, Myron M. Sheinfeld and Martin J. Whitman, continued in office with terms expiring in 1999.

         Class III Directors, Messrs. Gary T. Hurford, Eugene M. Isenberg and Jack Wexler, continued in office with terms expiring in 2000.

Item 6.  Exhibits and Reports on Form 8-K

             (a)  Exhibits

             11       Statement Re: Computation of Per Share Earnings

             15.1     Awareness Letter of Independent Accountants

             27       Financial Data Schedule

             (b)   Reports on Form 8-K

             No reports on Form 8-K were filed by the Company during the three months ended March 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                NABORS INDUSTRIES, INC.



                                /s/ Anthony G. Petrello
                                -----------------------------------------
                                Anthony G. Petrello
                                President and Chief Operating Officer



                                /s/ Bruce P. Koch
                                -----------------------------------------
                                Bruce P. Koch
                                Vice President - Finance (principal financial
                                        and accounting officer)

Dated:  May 15, 1998

                                INDEX TO EXHIBITS

             11       Statement Re: Computation of Per Share Earnings

             15.1     Awareness Letter of Independent Accountants

             27       Financial Data Schedule