Form 10-Q
period 1998-06-30
NABORS INDUSTRIES INC
filed 1998-08-14
CIK 798943

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


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
                         COMMISSION FILE NUMBER: 1-9245

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


         The number of shares of Common Stock, par value $.10 per share, outstanding as of July 31, 1998 was 100,760,903.

================================================================================

                             NABORS INDUSTRIES, INC.


                                      INDEX
                                      -----

                                                                  Page No.
                                                                  --------
Part I   Financial Information

    Item 1. Financial Statements

             Condensed Consolidated Balance Sheets as of
             June 30, 1998 and December 31, 1997                      2

             Condensed Consolidated Statements of
             Income  for the  Three  Months  and  Six  Months
             Ended June 30, 1998 and 1997                             3

             Condensed Consolidated Statements of
             Changes in Stockholders' Equity for the Six
             Months Ended June 30, 1998 and 1997                      4

             Condensed Consolidated Statements of Cash
             Flows for the Six Months Ended June 30,
             1998 and 1997                                            5

             Notes to Condensed Consolidated
             Financial Statements                                     6

             Report of Independent Accountants                        9

    Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                               10

Part II   Other Information

    Item 2. Changes in Securities and Use of Proceeds                 14

    Item 6. Exhibits and Reports on Form 8-K                          14

Signatures                                                            15

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)


                                                                          June 30,      December 31,
                                                                           1998            1997
                                                                        -----------     -----------
ASSETS
Current assets:
   Cash and cash equivalents                                            $     3,109      $     5,623
   Marketable securities                                                      5,469            6,983
   Accounts receivable, net                                                 202,151          243,061
   Inventory and supplies                                                    22,859           21,305
   Prepaid expenses and other current assets                                 29,629           26,359
                                                                        -----------      -----------
          Total current assets                                              263,217          303,331

Property, plant and equipment, net                                        1,063,391          923,402
Marketable securities                                                        24,199           29,529
Other long-term assets                                                       34,589           25,044
                                                                        -----------      -----------
          Total assets                                                  $ 1,385,396      $ 1,281,306
                                                                        -----------      -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term obligations                             $    16,150      $     6,091
   Short-term borrowings                                                     59,157           55,360
   Trade accounts payable and accrued liabilities                           157,099          166,614
   Income taxes payable                                                      20,962           12,695
                                                                        -----------      -----------
          Total current liabilities                                         253,368          240,760

Long-term obligations                                                       215,721          226,299
Other long-term liabilities                                                  20,214           16,810
Deferred income taxes                                                        48,977           30,097
                                                                        -----------      -----------
          Total liabilities                                                 538,280          513,966
                                                                        -----------      -----------

 Commitments and contingencies

 Stockholders' equity:
   Preferred stock, par value $.10 per share:
        Authorized 10,000 shares; none issued or outstanding                     --               --
   Capital stock, par value $.10 per share:
        Authorized common shares 200,000;
          issued and outstanding 101,349 and 101,325                         10,135           10,133
        Authorized Class B shares 8,000; none issued or outstanding              --               --
   Capital in excess of par value                                           412,325          400,120
   Accumulated other comprehensive income                                    (1,185)           6,670
   Retained earnings                                                        429,005          353,581
   Less treasury stock, at  cost, 489 common shares                          (3,164)          (3,164)
                                                                        -----------      -----------
          Total stockholders' equity                                        847,116          767,340
                                                                        -----------      -----------
          Total liabilities and stockholders' equity                    $ 1,385,396      $ 1,281,306
                                                                        -----------      -----------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                  Three months ended June 30,    Six months ended June 30,

                                                      1998           1997           1998           1997
                                                   ---------      ---------      ---------     ----------
Revenues                                           $ 248,928      $ 267,911      $ 535,702      $ 506,594
                                                   ---------      ---------      ---------      ---------

Operating expenses:
   Direct costs                                      160,095        187,225        348,542        364,691
   General and administrative expenses                20,034         18,505         40,139         35,783
   Depreciation and amortization                      20,052         16,988         41,255         32,725
                                                   ---------      ---------      ---------      ---------
       Operating expenses                            200,181        222,718        429,936        433,199
                                                   ---------      ---------      ---------      ---------

Operating income                                      48,747         45,193        105,766         73,395
                                                   ---------      ---------      ---------      ---------

Other income (expense):
  Interest expense                                    (3,999)        (4,811)        (7,738)        (7,967)
  Interest income                                        194            401            941          1,478
  Other income, net                                   11,775          7,113         21,767         13,936
                                                   ---------      ---------      ---------      ---------
       Other income                                    7,970          2,703         14,970          7,447
                                                   ---------      ---------      ---------      ---------

Income before income taxes                            56,717         47,896        120,736         80,842
                                                   ---------      ---------      ---------      ---------

Income taxes:
   Current                                             9,578          2,086         20,643          6,050
   Deferred                                           11,407         14,678         24,669         22,219
                                                   ---------      ---------      ---------      ---------
       Income taxes                                   20,985         16,764         45,312         28,269
                                                   ---------      ---------      ---------      ---------

Net income                                         $  35,732      $  31,132      $  75,424      $  52,573
                                                   ---------      ---------      ---------      ---------

Earnings per share:
   Basic                                           $     .35            .32      $     .75      $     .55
                                                   ---------      ---------      ---------      ---------
   Diluted                                         $     .33            .29      $     .69      $     .50
                                                   ---------      ---------      ---------      ---------

Weighted average number of shares outstanding:
   Basic                                             100,839         96,357        100,822         96,135
                                                   ---------      ---------      ---------      ---------
   Diluted                                           113,277        111,995        113,540        111,774
                                                   ---------      ---------      ---------      ---------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                                Capital    Accumulated
                                       Capital Stock           in Excess     Other                                   Total
                                   ------------------------     of Par    Comprehensive   Retained    Treasury   Stockholders'
                                      Shares     Par Value       Value       Income       Earnings     Stock        Equity
                                   -------------------------------------------------------------------------------------------
Balances, December 31, 1996           95,225      $ 9,523      $309,388     $ 4,448       $216,832    $(3,164)     $ 537,027
                                   -------------------------------------------------------------------------------------------
Comprehensive income:
  Net income                                                                                52,573                    52,573
  Translation adjustment                                                       (463)                                    (463)
  Unrealized loss on marketable
    securities, net                                                           1,152                                    1,152
                                   -------------------------------------------------------------------------------------------
     Total comprehensive income           --           --            --         689         52,573         --         53,262
                                   -------------------------------------------------------------------------------------------
Issuance of common shares for
  stock options exercised                209           20         1,043                                                1,063
Issuance of common shares for
  warrants exercised                   1,500          150         8,100                                                8,250
Reclassification of pre-quasi-
  reorganization tax benefit                                      2,823                     (2,823)
Tax benefit recognized on
  exercised stock option
  deductions                                                     24,532                                               24,532
                                   -----------------------------------------------------------------------------------------
Balances, June 30, 1997               96,934      $ 9,693      $345,886     $ 5,137      $ 266,582    $(3,164)     $ 624,134
                                   -----------------------------------------------------------------------------------------
Balances, December 31, 1997          101,325      $10,133      $400,120     $ 6,670      $ 353,581    $(3,164)     $ 767,340
                                   -----------------------------------------------------------------------------------------
Comprehensive income:
  Net Income                                                                                75,424                    75,424
  Translation adjustment                                                     (1,411)                                  (1,411)
  Unrealized loss on marketable
    securities (net of tax
    of $3,470)                                                               (6,444)                                  (6,444)
                                   -----------------------------------------------------------------------------------------
     Total comprehensive income           --           --            --      (7,855)        75,424         --         67,569
                                   -----------------------------------------------------------------------------------------
Issuance of common shares for
     stock options exercised              77            7           509                                                  516
Tax benefit recognized on
     exercised stock option
     deductions                                                  11,240                                               11,240
Return and retirement of common
     shares held in escrow in
     connection with Adcor
     acquisition                         (53)          (5)         (995)                                              (1,000)
Warrants issued in connection
     with acquisition                                             1,451                                                1,451
                                   -----------------------------------------------------------------------------------------
Balances, June 30, 1998              101,349      $10,135      $412,325     $(1,185)      $429,005    $(3,164)     $ 847,116
                                   -----------------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                        Six months ended June 30,

                                                                          1998          1997
                                                                       ---------      ---------
Net cash provided by operating activities                              $ 157,662      $  82,305
                                                                       ---------      ---------

Cash flows from investing activities:
   Purchases of marketable securities, available for sale                 (1,915)        (4,803)
   Exercise of warrants                                                       --          6,921
   Cash paid for acquisitions, net                                       (28,208)       (44,000)
   Cash received from disposition of long-term assets and business        24,844          4,431
   Capital expenditures                                                 (152,527)      (171,985)
   Investment in affiliates                                               (1,952)            --
                                                                       ---------      ---------
Net cash used for investing activities                                  (159,758)      (209,436)
                                                                       ---------      ---------

Cash flows from financing activities:
   Increase in restricted cash                                               (15)            (9)
   Decrease in long-term borrowings, net                                  (4,716)       (13,270)
   Increase in short-term borrowings, net                                  3,797         58,959
   Common stock transactions                                                 516          9,181
                                                                       ---------      ---------
Net cash (used for) provided by financing activities                        (418)        54,861
                                                                       ---------      ---------

Net decrease in cash and cash equivalents                                 (2,514)       (72,270)

Cash and cash equivalents, beginning of period                             5,623         86,153
                                                                       ---------      ---------

Cash and cash equivalents, end of period                               $   3,109      $  13,883
                                                                       ---------      ---------

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

                  In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 1998, and the results of its operations, its changes in stockholders' equity and its cash flows for the periods ended June 30, 1998 and 1997. Interim results for the six months ended June 30, 1998 are not necessarily indicative of results which will be realized for the full year ending December 31, 1998.

Fiscal Year Change

                  The Company changed its fiscal year end from September 30 to December 31, effective for the fiscal year beginning January 1, 1998. The three month transition period from October 1, 1997 through December 31, 1997 (the "Transition Period") preceded the start of this new fiscal year period. The condensed consolidated financial statements for the three months and six months ended June 30, 1998 reflect the results of the Company for the second quarter and first six months of the new fiscal year.

Depreciation Change

                  The Company provides for the depreciation of its drilling rigs using the units-of-production method, after provision for salvage value. When the Company's rigs are not operating, a depreciation charge is provided for using the straight-line method over an assumed depreciable life of 20 years. Effective April 1, 1998, the Company changed the estimated depreciable lives of operating rigs from 3,800 days to 4,200 days to better reflect the useful lives of these assets. The effect of this change increased net income by $.01 per diluted share for the three months ended June 30, 1998.

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

                   NABORS INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

                  Basic earnings per share for all periods presented equal net income divided by the weighted average number of shares of common stock ("Shares") outstanding during the period, excluding Shares held in treasury. Diluted earnings per share for all periods presented reflect the assumed conversion of the $172.5 million, 5% Convertible Subordinated Notes due 2006, issued on May 28, 1996 (the "5% Notes") from the date of issuance. As a result of the assumed conversion, net income is adjusted to add back $1.4 million of after tax interest expense related to the 5% Notes. This adjusted net income is divided by the sum of; (1) the weighted average number of Shares outstanding, excluding Shares held in treasury, (2) the net effect of dilutive stock options and warrants, and (3) 9.5 million Shares assumed to be issued on conversion of the 5% Notes.

Note 2  Acquisitions and Dispositions

                  During May 1998, the Company completed the acquisitions of the stock of New Prospect Drilling Company ("New Prospect") and certain assets of Can-Tex Drilling & Exploration, Ltd. ("Can-Tex") for approximately $28.0 million in cash and the issuance of warrants to purchase 200,000 Shares (Note 3). The New Prospect fleet consisted of six rigs and other equipment located in Arkansas and Oklahoma, and the Can-Tex fleet consisted of seven rigs and other equipment located in Alberta, Canada. The Company accounted for these acquisitions under the purchase method of accounting; accordingly, the total purchase price was allocated to net assets based on their estimated fair values.

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

Note 3  Capital Stock

                  During the six months ended June 30, 1998, options to acquire 77,845 Shares were exercised at prices ranging from $1.13 to $17.00 per Share.

                  During May 1998, the Company issued warrants to purchase 200,000 Shares at an exercise price of $30.00 per share. The warrants were issued in connection with the New Prospect acquisition (Note 2), and are exercisable until April 30, 2003.

                  During March 1998, 53,333 Shares that had been held in escrow in connection with the Company's acquisition of Adcor-Nicklos Drilling Company in January 1997 were returned to the Company and retired.

                   NABORS INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 4  Income Taxes

                  The effective tax rate during the six months ended June 30, 1998 was 37.5%, as compared to an effective tax rate of 35% for the prior year period.

Note 5  Commitments and Contingencies

Capital Expenditures

                  As of June 30, 1998, the Company had capital expenditure purchase commitments outstanding for drilling equipment of approximately $53.0 million.

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

                  It is the Company's goal to ensure that all of the critical systems and processes that are under its direct control remain functional. However, there may be certain systems or processes relied on by the Company that are outside of its control, and there can be no assurance that these systems or processes will remain functional. In the opinion of management, the costs to modify its current systems will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

                       Report of Independent Accountants


To the Stockholders and Board of Directors of Nabors Industries, Inc.

We have reviewed the accompanying condensed consolidated financial statements of Nabors Industries, Inc. and Subsidiaries as of June 30, 1998 and for the six months then ended. These financial statements are the responsibility of the Company's management.

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



                                        PricewaterhouseCoopers LLP

Houston, Texas
July 17, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Three Months and Six Months Ended June 30, 1998 Compared to Three Months and Six Months Ended June 30, 1997

                  This discussion covers the three months and six months ended June 30, 1998, which is the second quarter and first six months of the new fiscal year that began January 1, 1998. The Company changed its fiscal year end from September 30 to December 31, effective for the fiscal year beginning January 1, 1998.

                  Company revenues for the second quarter of fiscal 1998 ("Current Quarter") totaled $248.9 million, representing a $19.0 million or 7% decrease as compared to the prior year period. Current Quarter operating income and net income totaled $48.7 million and $35.7 million ($.33 per diluted share), respectively, representing an increase of 8% and 15% compared to the prior year period. Revenues for the first six months of fiscal 1998 ("Current Period") totaled $535.7 million, representing a $29.1 million, or 6% increase over the prior year period. Operating income and net income for the Current Period totaled $105.8 million and $75.4 million ($.69 per diluted share), respectively, representing an increase of 44% and 43% compared to the prior year period. Net income for the Current Quarter and Current Period was positively affected by higher operating income and other income, however, a higher effective tax rate reduced net income.

                  Revenues for the Company's US Lower 48 operation declined during the Current Quarter and Current Period as a result of fewer rigs operating as compared to the prior year periods. The significant decline in crude oil prices since the fourth quarter of 1997 has resulted in an average of 51 and 31 fewer rigs operating in the US Lower 48 during the Current Quarter and Current Period, respectively, as compared to the prior year periods. Although dayrates in the US Lower 48 have declined during the Current Quarter as compared to the quarter ended March 31, 1998, average rig pricing remained higher as compared to the prior year periods in the US Lower 48 as well as in virtually all of the Company's other operating areas. Throughout 1997, a convergence in the supply and demand for quality rigs had the effect of increasing rig pricing on a worldwide basis. However, if the weakness in crude oil prices deepens or continues, it is likely there will be further deterioration in rig utilization and downward pressure on current rig dayrates for the Company's US Lower 48 operation. Additionally, the Company's other business units could be adversely impacted.

                  The following tables set forth certain financial information with respect to the Company by geographical area:

                               Three months ended June 30,                        Six months ended June 30,

                                  1998       1997          Increase (Decrease)      1998           1997        Increase (Decrease)
                               ---------   ---------       -------------------    --------       --------      -------------------
                                                                (In thousands, except percentages)
Revenues:
  North America                $ 196,807   $ 220,988      $ (24,181)    (11%)     $ 431,165      $ 420,128      $  11,037     3%
  International                   52,121      46,923          5,198      11%        104,537         86,466         18,071    21%
                               ---------   ---------       ---------              ---------      ---------      ---------
    Total revenues               248,928     267,911        (18,983)     (7%)       535,702        506,594         29,108     6%
                               ---------   ---------       ---------              ---------      ---------      ---------

Operating income:
  North America                   39,918      37,312          2,606       7%         88,599         61,592         27,007    44%
  International                   12,449      11,948            501       4%         24,348         18,780          5,568    30%
  Corporate expenses              (3,620)     (4,067)           447      11%         (7,181)        (6,977)          (204)   (3%)
                               ---------   ---------       ---------              ---------      ---------      ---------
    Total operating income     $  48,747   $  45,193      $   3,554       8%      $ 105,766      $  73,395      $  32,371    44%
                               ---------   ---------       ---------              ---------      ---------      ---------

                                     Three months ended June 30,                       Six months ended June 30,
                                   1998                      1997                     1998                  1997
                         -----------------------   ----------------------   ---------------------   ----------------------
                             Rig         Rig          Rig         Rig         Rig         Rig         Rig          Rig
Rig activity(1) :         Years(2)   Utilization   Years(2)   Utilization   Years(2)  Utilization   Years(2)   Utilization
                         ---------   -----------   --------   -----------   --------  -----------   --------   -----------
  North America            181.0          48%        231.5        66%        198.0        53%        227.6        64%
  International             29.1          63%         32.4        62%         30.1        62%         32.3        62%
                         ---------                   -----                   -----                   -----
    Total rig activity     210.1          50%        263.9        65%        228.1        54%        259.9        64%
                         ---------                   -----                   -----                   -----

     (1) Excludes labor contracts and Gibson workover and well servicing rigs, which were sold in January 1998.

     (2) Rig years represents a measure of the number of equivalent rigs operating during a given period. For example, one rig operating 182.5 days during a 365-day period represents 0.5 rig years.

                  North America. North America revenues totaled $196.8 million and $431.2 million during the Current Quarter and Current Period, respectively, representing an 11% decrease and a 3% increase, respectively, as compared to the prior year periods. US Lower 48 operation revenues decreased during both the Current Quarter and Current Period. This decrease was partially offset during the Current Quarter by increased revenues in Alaska, and more than offset during the Current Period, by increased revenues for Alaska and the Gulf of Mexico operation. The Alaska drilling operation performed at record levels during the Current Quarter and Current Period as a result of increased equivalent rig years and improved dayrates over the prior year periods. Revenues for Peak Oilfield Services, the Company's Alaskan construction and logistics joint venture, were flat during the Current Quarter, but higher during the Current Period as a result of increased activity. US Lower 48 revenues decreased during the Current Quarter and Current Period as a result of a decline in equivalent rig years and the sale of the Gibson workover and well servicing operation during January 1998. The impact of the decline in equivalent rig years in the US Lower 48 was partially offset by higher dayrates as compared to the prior year periods. The Company increased its US Lower 48 fleet of premium, deep drilling, silicon-controlled rectifier (SCR) rigs through a number of acquisitions during 1997. Deep drilling SCR rigs typically command higher dayrates than shallower mechanical rigs. The decline in US Lower 48 equivalent rig years during the Current Quarter and Current Period was primarily in the shallower mechanical rig category, but all rig categories were adversely impacted. Revenues for the Gulf of Mexico operation were relatively flat during the Current Quarter, but increased for the Current Period. Although dayrates for the Company's platform workover rigs, jackup workover rigs and platform drilling rigs were higher than in the prior year periods, this was partially offset by fewer platform workover rigs operating as a result of the decline in crude oil prices. Canada operation revenues decreased for the Current Quarter, but increased for the Current Period as an improvement in dayrates was offset in the Current Quarter by lower equivalent rig years. Equivalent North America rig years decreased during the Current Quarter and Current Period to 181.0 years and 198.0 years, respectively, as compared to 231.5 years and 227.6 years during the prior year periods.

                  International. International revenues totaled $52.1 million and $104.5 million during the Current Quarter and Current Period, respectively, representing an 11% and a 21% increase, respectively, over the prior year periods. Middle Eastern revenues increased during the Current Quarter and Current Period as a result of increased rental activity and higher dayrates in Saudi Arabia. Additionally, increased drilling activity in Yemen and the United Arab Emirates during the Current Quarter and Current Period further increased revenues for the Company's Middle Eastern operations. Middle Eastern revenues were negatively impacted, however, by fewer operating days for the Ocean Master VIII, a jackup drilling rig, that returned to work in the Persian Gulf during May 1998. International revenues were positively impacted by a new one-rig contract in Gabon, which commenced operations during December 1997 and a platform workover rig operating offshore Cameroon. South and Central American revenues were relatively flat during the Current Quarter and Current Period as the decline in drilling activity in Venezuela was offset by a new one-rig contract in Colombia, as well as higher dayrates for a platform drilling rig operating off the coast of Trinidad. Equivalent international rig years, excluding labor contracts, decreased during the Current Quarter and Current Period to 29.1 years and 30.1 years, respectively, as compared to 32.4 years and
32.3 years during the prior year periods.

                  The following table sets forth selected consolidated financial information of the Company expressed as a percentage of total operating revenues:


                                       Three months ended June 30,       Six months ended June 30,
                                             1998      1997                 1998       1997
                                           -------    ------                -----      -----
Revenues                                   100.0%     100.0%                100.0%     100.0%
                                           -----      -----                 -----      -----

Operating expenses:
   Direct costs                             64.3%      69.9%                 65.1%      72.0%
   General and administrative expenses       8.0%       6.9%                  7.5%       7.1%
   Depreciation and amortization             8.1%       6.3%                  7.7%       6.4%
                                           -----      -----                 -----      -----
       Operating expenses                   80.4%      83.1%                 80.3%      85.5%
                                           -----      -----                 -----      -----
Operating income                            19.6%      16.9%                 19.7%      14.5%

Other income                                 3.2%       1.0%                  2.8%       1.5%
                                           -----      -----                 -----      -----
Income before income taxes                  22.8%      17.9%                 22.5%      16.0%
Income taxes                                 8.4%       6.3%                  8.4%       5.6%
                                           -----      -----                 -----      -----
Net income                                  14.4%      11.6%                 14.1%      10.4%
                                           -----      -----                 -----      -----

                  Direct costs as a percentage of revenues decreased to 64% and 65% during the Current Quarter and Current Period, respectively, as compared to 70% and 72% during the prior year periods. The resulting increase in the gross margin percentage during the Current Quarter and Current Period is the result of improved margins for essentially all of the Company's operations on the strength of improved dayrates. Although the Company incurred a temporary, but high level of costs associated with retaining crews and stacking rigs in the US Lower 48 during the first three months of the Current Period, US Lower 48 margins were significantly higher than the prior year period. The improvement was attributable to more favorable rig pricing, an increased proportion of the rigs operating in the US Lower 48 being of the deep drilling SCR variety, and some adverse footage costs incurred during the prior year period. Selling, general and administrative expenses as a percentage of revenues increased during the Current Quarter due to the decline in revenues for the US Lower 48 operation as these expenses were spread over a smaller revenue base. Depreciation expense as a percentage of revenues increased during the Current Quarter and Current Period as a result of capital expenditures and a number of acquisitions completed during 1997.

                  Other income increased during the Current Period as a result of a $13.7 million pre-tax gain recognized on the sale of the Gibson operation during January 1998. Additionally, gains on physical damage insurance claims amounted to $8.0 million during the Current Quarter. Other income during the prior year periods consisted primarily of realized and unrealized gains on marketable securities.

                  The effective tax rate during the Current Period was 37.5%, as compared to an effective tax rate of 35% for the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

                  The Company generates significant cash from operations and has substantial borrowing capacity under various credit facility arrangements. Additionally, the Company has access to public debt and equity capital markets. The Company's senior debt rating as provided by Moody's Investor Service remains at "A3".

                  The Company had working capital of $9.8 million as of June 30, 1998, representing a $52.7 million decrease as compared to December 31, 1997. The decrease in working capital is primarily attributable to a $40.9 million decrease in accounts receivable resulting from the decline in revenues for the US Lower 48 operation during the Current Quarter as compared with the quarter ending December 31, 1997. Additionally, the reclassification of certain long-term obligations to current, based on scheduled maturities, reduced working capital by $10.1 million. The Company's ratio of funded debt to funded debt plus stockholders' equity, commonly referred to as the debt to capital ratio, was 0.256:1 as of

June 30, 1998 as compared to 0.273:1 as of December 31, 1997. The improvement in the debt to capital ratio is the result of increased stockholders' equity resulting primarily from the Company's earnings.

                  Net cash provided by operating activities totaled $157.7 million during the Current Period, compared to $82.3 million during the prior year comparable period. During the Current Period and prior year period, net income was increased for non-cash items such as depreciation and deferred taxes. During the Current Period, cash was provided from changes in the Company's working capital accounts, while changes in the Company's working capital accounts reduced cash in the prior year period.

                  Net cash used for investing activities totaled $159.8 million during the Current Period compared to $209.4 million during the prior year period. Cash paid for capital expenditures and acquisitions represented the primary use of cash during both the Current Period and the prior year period. During the Current Period, cash was provided from the disposition of long-term assets and business, primarily the sale of Gibson.

                  Financing activities used cash totaling $.4 million during the Current Period, but provided cash of $54.9 million during the prior year period. During the Current Period and prior year period, cash was used to reduce long-term obligations and cash was provided by short-term borrowings. During the prior year period, cash was provided by common stock transactions, primarily the exercise of stock options.

                  The Company's cash and cash equivalents and short-term investments in marketable securities totaled $8.6 million as of June 30, 1998. In addition, the Company had long-term investments in marketable securities of $24.2 million. The Company currently has credit facility arrangements with various banks totaling $254.0 million. As of June 30, 1998, remaining availability, after borrowings on the facilities and outstanding letters of credit, totaled approximately $177.2 million.

                  The Company has a universal shelf registration statement on Form S-3 filed with the Securities and Exchange Commission to allow the Company to offer, from time to time, up to $300.0 million in debt securities, preferred stock, common stock, depository shares or warrants, and for secondary sales not involving the Company of up to $50.0 million.

                  As of June 30, 1998, the Company had capital expenditure purchase commitments outstanding for drilling equipment of approximately $53.0 million.

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



PART II  OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds

                  On May 1, 1998, as part of the consideration for the purchase of New Prospect Drilling Company ("New Prospect"), the Company issued warrants to purchase 200,000 shares ("Shares") of its common stock, par value $.10 per share, to the former stockholders of New Prospect. The warrants, with an exercise price of $30.00 per Share, are exercisable until April 30, 2003. The issuance of the warrants was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering.


Item 6.  Exhibits and Reports on Form 8-K

             (a)  Exhibits

             11       Statement Re: Computation of Per Share Earnings

             15.1     Awareness Letter of Independent Accountants

             27       Financial Data Schedule


             (b)  Reports on Form 8-K

             No reports on Form 8-K were filed by the Company during the three months ended June 30, 1998.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  NABORS INDUSTRIES, INC.



                                  -------------------------------------------
                                  Anthony G. Petrello
                                  President and Chief Operating Officer



                                  --------------------------------------------
                                  Bruce P. Koch
                                  Vice President - Finance
                                  (principal financial and accounting officer)

Dated:  August 14, 1998

                               INDEX TO EXHIBITS

EXHIBIT
   NO.                   DESCRIPTION
-------                  -----------
11                       Statement Re: Computation of Per Share Earnings

15.1                     Awareness Letter of Independent Accountants

27                       Financial Data Schedule