Form 10-Q
period 1998-09-30
NABORS INDUSTRIES INC
filed 1998-11-03
CIK 798943

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


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                         COMMISSION FILE NUMBER: 1-9245

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

Yes   X     No
   -------    ------


         The number of shares of Common Stock, par value $.10 per share, outstanding as of October 27, 1998 was 100,783,653.




================================================================================

                             NABORS INDUSTRIES, INC.


                                      INDEX

                                                                                  PAGE NO.
                                                                                  --------
Part I   Financial Information

    Item 1. Financial Statements

             Condensed Consolidated Balance Sheets as of
             September 30, 1998 and December 31, 1997 ..........................     2

             Condensed Consolidated Statements of
             Income for the Three Months and Nine Months
             Ended September 30, 1998 and 1997 .................................     3

             Condensed Consolidated Statements of
             Changes in Stockholders' Equity for the Nine
             Months Ended September 30, 1998 and 1997 ..........................     4

             Condensed Consolidated Statements of Cash
             Flows for the Nine Months Ended September 30,
             1998 and 1997 .....................................................     5

             Notes to Condensed Consolidated
             Financial Statements ..............................................     6

             Report of Independent Accountants .................................     9

    Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations ........................................................    10

Part II Other Information

    Item 5. Other Information ..................................................    15

    Item 6. Exhibits and Reports on Form 8-K ...................................    15

Signatures .....................................................................    16

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                               SEPTEMBER 30,  DECEMBER 31,
                                                                                  1998            1997
                                                                               -----------     -----------
ASSETS
Current assets:
   Cash and cash equivalents                                                   $     3,737     $     5,623
   Marketable securities                                                             9,062           6,983
   Accounts receivable, net                                                        180,136         243,061
   Inventory and supplies                                                           28,204          21,305
   Prepaid expenses and other current assets                                        29,625          26,359
                                                                               -----------     -----------
          Total current assets                                                     250,764         303,331

Property, plant and equipment, net                                               1,120,265         923,402
Marketable securities                                                                9,330          29,529
Other long-term assets                                                              31,591          25,044
                                                                               -----------     -----------
          Total assets                                                         $ 1,411,950     $ 1,281,306
                                                                               -----------     -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term obligations                                    $    14,242     $     6,091
   Short-term borrowings                                                            61,931          55,360
   Trade accounts payable and accrued liabilities                                  144,491         166,614
   Income taxes payable                                                             16,792          12,695
                                                                               -----------     -----------
          Total current liabilities                                                237,456         240,760

Long-term obligations                                                              217,431         226,299
Other long-term liabilities                                                         38,385          16,810
Deferred income taxes                                                               67,643          30,097
                                                                               -----------     -----------
          Total liabilities                                                        560,915         513,966
                                                                               -----------     -----------

 Commitments and contingencies

 Stockholders' equity:
   Preferred stock, par value $.10 per share:
        Authorized 10,000 shares; none issued or outstanding                          --              --
   Capital stock, par value $.10 per share:
        Authorized common shares 200,000;
          issued and outstanding 101,360 and 101,325                                10,136          10,133
        Authorized Class B shares 8,000; none issued or outstanding                   --              --
   Capital in excess of par value                                                  397,271         400,120
   Accumulated other comprehensive income                                           (9,098)          6,670
   Retained earnings                                                               457,543         353,581
   Less treasury stock, at  cost, 589 and 489 common shares                         (4,817)         (3,164)
                                                                               -----------     -----------
          Total stockholders' equity                                               851,035         767,340
                                                                               -----------     -----------
          Total liabilities and stockholders' equity                           $ 1,411,950     $ 1,281,306
                                                                               -----------     -----------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                   THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,

                                                        1998           1997                  1998          1997
                                                      ---------     ---------             ---------     ---------
Revenues                                              $ 224,215     $ 305,632             $ 759,917     $ 812,226
                                                      ---------     ---------             ---------     ---------

Operating expenses:
   Direct costs                                         139,259       210,451               487,801       575,142
   General and administrative expenses                   18,489        18,115                58,628        53,898
   Depreciation and amortization                         21,362        19,312                62,617        52,037
                                                      ---------     ---------             ---------     ---------
       Operating expenses                               179,110       247,878               609,046       681,077
                                                      ---------     ---------             ---------     ---------

Operating income                                         45,105        57,754               150,871       131,149
                                                      ---------     ---------             ---------     ---------

Other income (expense):
  Interest expense                                       (4,101)       (4,377)              (11,839)      (12,344)
  Interest income                                           264           365                 1,205         1,843
  Other income, net                                       3,015        12,263                24,782        26,199
                                                      ---------     ---------             ---------     ---------
       Other (expense) income                              (822)        8,251                14,148        15,698
                                                      ---------     ---------             ---------     ---------

Income before income taxes                               44,283        66,005               165,019       146,847
                                                      ---------     ---------             ---------     ---------

Income taxes:
   Current                                                8,594         4,120                29,237        10,170
   Deferred                                               7,151        19,765                31,820        41,984
                                                      ---------     ---------             ---------     ---------
       Income taxes                                      15,745        23,885                61,057        52,154
                                                      ---------     ---------             ---------     ---------

Net income                                            $  28,538     $  42,120             $ 103,962     $  94,693
                                                      ---------     ---------             ---------     ---------

Earnings per share:
   Basic                                              $     .28     $     .42             $    1.03     $     .97
                                                      ---------     ---------             ---------     ---------
   Diluted                                            $     .27     $     .38             $     .96     $     .87
                                                      ---------     ---------             ---------     ---------

Weighted average number of shares outstanding:
   Basic                                                100,788        99,637               100,811        97,303
                                                      ---------     ---------             ---------     ---------
   Diluted                                              111,826       115,577               112,969       113,243
                                                      ---------     ---------             ---------     ---------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                                    CAPITAL    ACCUMULATED
                                            CAPITAL STOCK          IN EXCESS      OTHER                                   TOTAL
                                        -----------------------      OF PAR    COMPREHENSIVE   RETAINED    TREASURY    STOCKHOLDERS'
                                         SHARES       PAR VALUE      VALUE        INCOME       EARNINGS      STOCK       EQUITY
                                        ---------     ---------    ---------     ---------     ---------   ---------    ---------
Balances, December 31, 1996                95,225     $   9,523    $ 309,388     $   4,448     $ 216,832   $  (3,164)   $ 537,027
                                        ---------     ---------    ---------     ---------     ---------   ---------    ---------
Comprehensive income:
  Net income                                                                                      94,693                   94,693
  Translation adjustment                                                              (476)                                  (476)
  Unrealized gain on marketable
     securities, net                                                                12,798                                 12,798
                                        ---------     ---------    ---------     ---------     ---------   ---------    ---------
     Total comprehensive income              --            --           --          12,322        94,693        --        107,015
                                        ---------     ---------    ---------     ---------     ---------   ---------    ---------

Issuance of common shares for
     stock options exercised                4,515           451       26,542                                               26,993
Issuance of common shares for
     warrants exercised                     1,500           150        8,100                                                8,250
Reclassification of pre-quasi-
     reorganization tax benefit                                         (729)                        729                     --
Tax benefit on stock option
     deductions                                          48,558                                               48,558
                                        ---------     ---------    ---------     ---------     ---------   ---------    ---------
     Subtotal                               6,015           601       82,471          --             729        --         83,801
                                        ---------     ---------    ---------     ---------     ---------   ---------    ---------
 Balances, September 30, 1997             101,240     $  10,124    $ 391,859     $  16,770     $ 312,254   $  (3,164)   $ 727,843
                                        ---------     ---------    ---------     ---------     ---------   ---------    ---------

Balances, December 31, 1997               101,325     $  10,133    $ 400,120     $   6,670     $ 353,581   $  (3,164)   $ 767,340
                                        ---------     ---------    ---------     ---------     ---------   ---------    ---------
Comprehensive income:
  Net Income                                                                                     103,962                  103,962
  Translation adjustment                                                            (3,665)                                (3,665)
  Unrealized loss on marketable
     securities, net                                                               (12,103)                               (12,103)
                                        ---------     ---------    ---------     ---------     ---------   ---------    ---------
     Total comprehensive income              --            --           --         (15,768)      103,962        --         88,194
                                        ---------     ---------    ---------     ---------     ---------   ---------    ---------

Issuance of common shares for
     stock options exercised                   88             8          582                                                  590
Reduction of tax benefit on stock
     option deductions                                                (3,889)                                              (3,889)
Return and retirement of common
     shares held in escrow in
     connection with Adcor acquisition        (53)           (5)        (995)                                              (1,000)
Warrants issued in connection with
     acquisition                                                       1,451                                                1,451
Conversion of 5% Notes                                                     2                                                    2
Repurchase of common shares                                                                                   (1,653)      (1,653)
                                        ---------     ---------    ---------     ---------     ---------   ---------    ---------
     Subtotal                                  35             3       (2,849)         --            --        (1,653)      (4,499)
                                        ---------     ---------    ---------     ---------     ---------   ---------    ---------
 Balances, September 30, 1998             101,360     $  10,136    $ 397,271     $  (9,098)    $ 457,543   $  (4,817)   $ 851,035
                                        ---------     ---------    ---------     ---------     ---------   ---------    ---------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                                 NINE MONTHS ENDED SEPTEMBER 30,

                                                                                      1998          1997
                                                                                    ---------     ---------

Net cash provided by operating activities                                           $ 226,365     $ 151,094
                                                                                    ---------     ---------

Cash flows from investing activities:
   Purchases of marketable securities, available-for-sale                              (1,915)       (4,803)
   Exercise of warrants                                                                  --           9,417
   Cash paid for acquisitions, net                                                    (28,208)      (55,634)
   Cash received from disposition of long-term assets and business                     37,466         4,642
   Capital expenditures                                                              (228,492)     (233,185)
   Investment in affiliates                                                            (1,952)         --
                                                                                    ---------     ---------
Net cash used for investing activities                                               (223,101)     (279,563)
                                                                                    ---------     ---------

 Cash flows from financing activities:
   Increase in restricted cash                                                            (22)          (24)
   Decrease in long-term borrowings, net                                              (10,636)      (19,231)
   Increase in short-term borrowings, net                                               6,571        30,359
   Common stock and treasury stock transactions                                        (1,063)       35,131
                                                                                    ---------     ---------
Net cash (used for) provided by financing activities                                   (5,150)       46,235
                                                                                    ---------     ---------

Net decrease in cash and cash equivalents                                              (1,886)      (82,234)

Cash and cash equivalents, beginning of period                                          5,623        86,153
                                                                                    ---------     ---------

Cash and cash equivalents, end of period                                            $   3,737     $   3,919
                                                                                    ---------     ---------

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

         In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1998, and the results of its operations, its changes in stockholders' equity and its cash flows for the periods ended September 30, 1998 and 1997. Interim results for the nine months ended September 30, 1998 are not necessarily indicative of results which will be realized for the full year ending December 31, 1998.

Fiscal Year Change

         The Company changed its fiscal year end from September 30 to December 31, effective for the fiscal year beginning January 1, 1998. The three month transition period from October 1, 1997 through December 31, 1997 (the "Transition Period") preceded the start of the new fiscal year period. The condensed consolidated financial statements for the three months and nine months ended September 30, 1998 reflect the results of the Company for the third quarter and first nine months of the new fiscal year.

Depreciation Change

         The Company provides for the depreciation of its drilling rigs using the units-of-production method, after provision for salvage value. When a rig is not operating, the Company provides for a depreciation charge using the straight-line method over an assumed depreciable life of 20 years. Effective April 1, 1998, the Company changed the estimated depreciable lives of its operating rigs from 3,800 days to 4,200 days to better reflect the useful lives of these assets. The effect of this change increased net income by $.01 and $.02 per diluted share for the three months and nine months ended September 30, 1998, respectively.

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

         Basic earnings per share for all periods presented equal net income divided by the weighted average number of shares of common stock ("Shares") outstanding during the period, excluding Shares held in treasury. Diluted earnings per share for all periods presented reflect the assumed conversion of the aggregate principal amount of the $172.5 million, 5% Convertible Subordinated Notes due 2006, issued on May 28, 1996 (the "5% Notes") from the date of issuance. As a result of the assumed conversion, net income is adjusted to add back approximately $1.4 million per quarter for all periods presented, representing interest expense related to the 5% Notes on an after tax basis. This adjusted net income is divided by the sum of: (1) the weighted average number of Shares outstanding used for the basic computation, (2) the net effect of dilutive stock options and warrants and (3) 9.5 million Shares assumed to be issued on conversion of the 5% Notes.

NOTE 2  ACQUISITIONS AND DISPOSITIONS

         During May 1998, the Company completed the acquisitions of the stock of New Prospect Drilling Company ("New Prospect") and certain assets of Can-Tex Drilling & Exploration, Ltd. ("Can-Tex") for approximately $28.0 million in cash and the issuance of warrants to purchase 200,000 Shares, which were valued at their estimated fair market value (Note 3). The New Prospect fleet consisted of six rigs and other equipment located in Arkansas and Oklahoma, and the Can-Tex fleet consisted of seven rigs and other equipment located in Alberta, Canada. The Company accounted for these acquisitions under the purchase method of accounting; accordingly, the total purchase price was allocated to net assets based on their estimated fair values and the acquired company's operations have been included in the condensed consolidated financial statements of the Company commencing on the effective date of the acquisition.

         During January 1998, the Company completed the sale of all of the capital stock of its wholly owned subsidiary, J.W. Gibson Well Service Company ("Gibson"), to a subsidiary of Key Energy Group, Inc. ("Key"). The assets of Gibson consisted of 74 active well servicing and workover rigs, associated auxiliary equipment, trucks, inventory, and several yards and related facilities. As consideration for the sale of Gibson, the Company received approximately $20.0 million plus the value of Gibson's working capital in cash, 100,000 shares of Key common stock and 265,000 warrants to acquire common stock of Key at an exercise price of $18.00 per share. As a result of the sale, the Company recorded a pre-tax gain of approximately $16.0 million.

NOTE 3  CAPITAL STOCK

         During the nine months ended September 30, 1998, options to acquire 88,095 Shares were exercised at prices ranging from $1.13 to $17.00 per Share.

         During July 1998, the Company repurchased 100,000 Shares in the open market at a cost of $1.7 million, or at an average cost of $16.53 per share.

         During May 1998, the Company issued warrants to purchase 200,000 Shares at an exercise price of $30.00 per share. The warrants were issued in connection with the New Prospect acquisition (Note 2), and are exercisable until April 30, 2003.

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



         During March 1998, 53,333 Shares that had been held in escrow in connection with the Company's acquisition of Adcor-Nicklos Drilling Company in January 1997 were returned to the Company and retired.

NOTE 4  INCOME TAXES

         The effective tax rate during the nine months ended September 30, 1998 was 37%, as compared to an effective tax rate of 36% for the prior year period.

NOTE 5  COMMITMENTS AND CONTINGENCIES

Capital Expenditures

         As of September 30, 1998, the Company had capital expenditure purchase commitments outstanding for drilling equipment of approximately $33.0 million.

Contingencies

         The Company is a defendant or otherwise involved in a number of lawsuits in the ordinary course of its business. In the opinion of management, the Company's ultimate liability with respect to these pending lawsuits is not expected to have a significant or material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

NOTE 6  SUBSEQUENT EVENTS

         During October 1998, the Company executed a definitive agreement with Bayard Drilling Technologies, Inc. ("Bayard"), pursuant to which a wholly owned, recently created, special purpose subsidiary of the Company will merge into Bayard. Pursuant to the merger, each of the approximately 18.2 million shares of Bayard will be exchanged for 0.375 Shares of the Company and $0.30 per share in cash. Approximately $120.0 million of Bayard debt will remain outstanding immediately following the merger, which the Company does not intend to guarantee. The merger, which is subject to the approval of Bayard's shareholders and the customary regulatory approvals, will be accounted for under the purchase method of accounting and is expected to close in December 1998 or January 1999. Bayard owns and operates 87 drilling rigs, 73 of which are actively marketed. The majority of the rigs are located in the mid-continent region of the United States and South Texas with the balance of the fleet located throughout East Texas and Louisiana. In addition, Bayard has a significant inventory of new component equipment including drill pipe, engines and high horsepower mud pumps. Bayard also owns and operates a sizeable fleet of oilfield hauling equipment.

         On October 30, 1998, the Company issued a press release indicating it had made a proposal to the Board of Directors of Pool Energy Services Co. ("Pool") to acquire all of the outstanding shares of Pool for consideration equal to 0.481 Nabors Shares and $6.125 in cash for each outstanding share of Pool. The proposal implies a value of $14.72 per Pool share based on Nabors closing price of $17.875 on October 27, 1998. The proposed merger transaction would have a total value of approximately $486 million, including assumed debt, net of cash acquired. The matter is in the preliminary stages, and there is no assurance that such proposed transaction will occur or, if it does occur, that the terms of such transaction would not be materially different from those outlined in the Company's proposal.

                        Report of Independent Accountants


To the Stockholders and Board of Directors of Nabors Industries, Inc.

We have reviewed the accompanying condensed consolidated financial statements of Nabors Industries, Inc. and Subsidiaries as of September 30, 1998 and for the nine months then ended. These financial statements are the responsibility of the Company's management.

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





Houston, Texas
October 30, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

Three Months and Nine Months Ended September 30, 1998 Compared to Three Months and Nine Months Ended September 30, 1997

         This discussion covers the three months and nine months ended September 30, 1998, which are the third quarter and first nine months, respectively, of the new fiscal year that began January 1, 1998. The Company changed its fiscal year end from September 30 to December 31, effective for the fiscal year beginning January 1, 1998.

         Company revenues for the third quarter of fiscal 1998 (the "Current Quarter") totaled $224.2 million, representing an $81.4 million, or 27%, decrease as compared to the prior year period. Current Quarter operating income and net income totaled $45.1 million and $28.5 million ($.27 per diluted share), respectively, representing decreases of 22% and 32% compared to the prior year period. Revenues for the first nine months of fiscal 1998 (the "Current Period") totaled $759.9 million, representing a $52.3 million, or 6%, decrease as compared to the prior year period. Operating income and net income for the Current Period totaled $150.9 million and $104.0 million ($.96 per diluted share), respectively, representing increases of 15% and 10% compared to the prior year period.

         Revenues for the Company's US Lower 48, Canadian and Gulf of Mexico operations were lower than the prior year periods due to continued lower levels of activity. The significant decline in crude oil prices since the fourth quarter of 1997 has resulted in a reduction in the demand for drilling and workover services in most of the Company's areas of operation. During the Current Quarter and Current Period, the number of rigs operating in the US Lower 48 declined by 83 rigs and 49 rigs, respectively, as compared to the prior year periods. Fewer rigs operating in Canada and continued lower demand for the Company's platform workover rigs in the Gulf of Mexico further reduced revenues as compared to the prior year periods. Additionally, average dayrates in the US Lower 48 and for the Company's platform workover rigs in the Gulf of Mexico have declined during the Current Quarter as compared to the prior year period. Average dayrates for the Current Period, however, remain higher than the prior year period for virtually all of the Company's operating areas. If the weakness in crude oil prices deepens or continues, it is possible there will be further deterioration in rig utilization and rig dayrates in the US Lower 48, as well as in the Company's other areas of operation.

         The following tables set forth certain financial information with respect to the Company by geographical area:

                               THREE MONTHS ENDED                           NINE MONTHS ENDED
                                  SEPTEMBER 30,                               SEPTEMBER 30,
                                1998       1997      INCREASE (DECREASE)    1998        1997      INCREASE (DECREASE)
                             ---------   ---------   -------------------  ---------   ---------   -------------------
                                                       (IN THOUSANDS, EXCEPT PERCENTAGES)
Revenues:
  North America              $ 169,644   $ 258,542   $ (88,898)   (34%)   $ 600,809   $ 678,670   $ (77,861)      (11%)
  International                 54,571      47,090       7,481     16%      159,108     133,556      25,552        19%
                             ---------   ---------   ---------            ---------   ---------   ---------
    Total revenues             224,215     305,632     (81,417)   (27%)     759,917     812,226     (52,309)       (6%)
                             ---------   ---------   ---------            ---------   ---------   ---------

Operating income:
  North America                 32,853      51,643     (18,790)   (36%)     121,452     113,235       8,217         7%
  International                 15,823      10,522       5,301     50%       40,171      29,302      10,869        37%
  Corporate expenses            (3,571)     (4,411)        840     19%      (10,752)    (11,388)        636         6%
                             ---------   ---------   ---------            ---------   ---------   ---------
    Total operating income   $  45,105   $  57,754   $ (12,649)   (22%)   $ 150,871   $ 131,149   $  19,722        15%
                             ---------   ---------   ---------            ---------   ---------   ---------

                              THREE MONTHS ENDED SEPTEMBER 30,               NINE MONTHS ENDED SEPTEMBER 30,
                                 1998                   1997                  1998                    1997
                         ---------------------- --------------------  ---------------------   ---------------------
                           RIG       RIG          RIG        RIG        RIG         RIG         RIG         RIG
Rig activity(1) :        YEARS(2) UTILIZATION   YEARS(2) UTILIZATION  YEARS(2)  UTILIZATION   YEARS(2)  UTILIZATION
                         -------- ------------- -------- -----------  -------- ------------   --------  -----------
  North America             158.7      42%         250.9     70%         184.8      49%          235.5        66%
  International              27.0      58%          30.8     59%          29.0      61%           31.8        61%
                         --------               --------              --------                --------
    Total rig activity      185.7      43%         281.7     69%         213.8      51%          267.3        66%
                         --------               --------              --------                --------


           (1) Excludes labor contracts and Gibson workover and well servicing rigs, which were sold in January 1998.

           (2) Rig years represents a measure of the number of equivalent rigs operating during a given period. For example, one rig operating
                182.5 days during a 365-day period represents 0.5 rig years.

         North America. North America revenues totaled $169.6 million and $600.8 million during the Current Quarter and Current Period, respectively, representing a 34% and 11% decrease, respectively, as compared to the prior year periods. Equivalent North America rig years decreased during the Current Quarter and Current Period to 158.7 years and 184.8 years, respectively, as compared to
250.9 years and 235.5 years during the prior year periods. US Lower 48, Canada and Gulf of Mexico operation revenues decreased during both the Current Quarter and Current Period. These decreases were partially offset during the current year periods by increased revenues in Alaska. The Alaska drilling operation continued to perform at high levels during the Current Quarter and Current Period as a result of increased equivalent rig years and improved dayrates over the prior year periods. Revenues for Peak Oilfield Services, the Company's Alaskan construction and logistics joint venture, were lower during the Current Quarter, but higher during the Current Period based on levels of activity. US Lower 48 revenues decreased during the Current Quarter and Current Period as a result of a decline in equivalent rig years associated with decreased demand for contract drilling services, resulting from the significant decline in crude oil prices. Additionally, the Company sold Gibson, its land workover and well servicing operation, during January 1998. Also contributing to the revenue decline in the US Lower 48 were lower average dayrates during the Current Quarter, although average dayrates remained higher during the Current Period compared to the prior year. The decline in equivalent rig years during both the Current Quarter and Current Period has been more prevalent for the Company's shallower mechanical rig fleet, however, all rig categories were adversely impacted. The Company's deep-drilling, SCR rigs typically command higher dayrates and these rigs represented a larger percentage of the Company's working rigs in the US Lower 48 during both the Current Quarter and Current Period as compared to the prior year periods. Revenues for the Gulf of Mexico operation were lower during the Current Quarter and Current Period. Lower demand for the Company's platform workover rigs led to lower equivalent rig years during the Current Quarter and Current Period and lower average dayrates during the Current Quarter. During the Current Quarter, these decreases were partially offset by higher average dayrates for the Company's jackup workover rigs and platform drilling rigs. During the Current Period, average dayrates exceeded the prior year period for all classes of rigs operating in the Gulf of Mexico and the Company had slightly higher equivalent rig years for its jackup workover rigs as compared to the prior year periods. Canada revenues decreased for the Current Quarter and Current Period as a result of a decline in drilling activity associated with decreased demand. Average dayrates in Canada, however, remained higher during both the Current Quarter and Current Period as compared to the prior year periods.

         International. International revenues totaled $54.6 million and $159.1 million during the Current Quarter and Current Period, respectively, representing a 16% and a 19% increase, respectively, over the prior year periods. Equivalent international rig years, excluding labor contracts, decreased during the Current Quarter and Current Period to 27.0 years and 29.0 years, respectively, as compared to 30.8 years and 31.8 years during the prior year periods. Middle Eastern revenues increased during the Current Quarter as a result of increased drilling activity in Yemen and the United Arab Emirates. During the Current Period, increased rental activity and higher dayrates in Saudi Arabia, as well as increased drilling activity in Yemen and the United Arab Emirates, contributed to the improved results. Middle Eastern revenues were negatively impacted during the Current Period, however, by fewer operating days for the Ocean Master VIII, a jackup drilling rig that returned to work in the Persian Gulf during May 1998. Africa revenues increased during the Current Quarter and Current Period as a result of new one-rig contracts in Gabon and Mozambique, which commenced during December 1997 and July 1998, respectively. South and Central American revenues were relatively flat during the Current Quarter and Current Period as the decline in drilling activity in Venezuela was offset by a new contract for one rig in

Colombia, as well as higher dayrates for a platform drilling rig operating off the coast of Trinidad. International revenues also benefited from new contracts in Kazakhstan and Turkmenistan.

         The following table sets forth selected consolidated financial information of the Company expressed as a percentage of total operating revenues:


                                         THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                              1998         1997                  1998        1997
                                             ------       ------                ------      ------
Revenues                                      100.0%       100.0%                100.0%      100.0%
                                             ------       ------                ------      ------

Operating expenses:
   Direct costs                                62.1%        68.9%                 64.2%       70.8%
   General and administrative expenses          8.3%         5.9%                  7.7%        6.7%
   Depreciation and amortization                9.5%         6.3%                  8.2%        6.4%
                                             ------       ------                ------      ------

       Operating expenses                      79.9%        81.1%                 80.1%       83.9%
                                             ------       ------                ------      ------

Operating income                               20.1%        18.9%                 19.9%       16.1%

Other (expense) income                         (0.4%)        2.7%                  1.8%        2.0%
                                             ------       ------                ------      ------

Income before income taxes                     19.7%        21.6%                 21.7%       18.1%

Income taxes                                    7.0%         7.8%                  8.0%        6.4%
                                             ------       ------                ------      ------

Net income                                     12.7%        13.8%                 13.7%       11.7%
                                             ------       ------                ------      ------




         Direct costs as a percentage of revenues decreased to 62% and 64% during the Current Quarter and Current Period, respectively, as compared to 69% and 71% during the prior year periods. The resulting increase in the gross margin percentage during the Current Quarter and Current Period is the result of improved margins for essentially all of the Company's operations and an increased percentage of the Company's revenues being generated by the Company's more profitable areas of operation. During the Current Quarter, the Company benefited from cost cutting efforts in the US Lower 48 as well as higher margins associated with increased average dayrates in Alaska, Canada and several international areas. During the Current Period, increased average dayrates in all of the Company's areas of operations improved the gross margin percentage. The increase in US Lower 48 margins during the Current Period were due in part to an increased percentage of the Company's operating rigs being of the deep-drilling, SCR type as compared to the prior year period. Additionally, a lower percentage of the Company's revenues were derived from the US Lower 48 operation during both the Current Quarter and Current Period. Contracts in the US Lower 48 generally earn a lower gross margin percentage than Gulf of Mexico, Alaska and international contracts. General and administrative expenses as a percentage of revenues increased during the Current Quarter and Current Period due to the decline in revenues for the US Lower 48 operation as these expenses were spread over a smaller revenue base. Depreciation expense as a percentage of revenues increased during the Current Quarter and Current Period as a result of lower revenues, significant capital expenditures and a number of acquisitions completed during 1997 and 1998.

         Other income decreased during the Current Period as compared to the prior year period. During the Current Period, an approximate $16.0 million pre-tax gain was recognized on the sale of the Gibson operation. Additionally, gains on physical damage insurance claims amounted to approximately $8.0 million during the Current Period. During the prior year period other income consisted primarily of realized and unrealized gains on marketable securities, gains on the exercise of warrants, and certain gains associated with the disposition of the Company's UK North Sea subsidiary.

         The effective tax rate during the Current Period was 37%, as compared to an effective tax rate of 36% for the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

         The Company generates significant cash from operations and has substantial borrowing capacity under various credit facility arrangements. Additionally, the Company has access to public debt and equity capital markets. The Company's senior unsecured debt rating as provided by Moody's Investor Service is "A3". This rating was recently confirmed in conjunction with the announcement by the Company that it had executed a definitive merger agreement with Bayard Drilling Technologies, Inc. ("Bayard").

         The Company had working capital of $13.3 million as of September 30, 1998, representing a $49.3 million decrease as compared to December 31, 1997. The decrease in working capital is primarily attributable to a $62.9 million decrease in accounts receivable resulting from the decline in revenues for the US Lower 48 operation during the Current Quarter as compared with the quarter ended December 31, 1997. In addition, the Company has been funding its entire capital expenditures program, including new construction and enhancement capital expenditures, as well as acquisitions of companies, with cash generated from operations. Total capital expenditures and acquisitions amounted to $265.5 million during the Current Period, with sustaining capital expenditures amounting to approximately 30% of this total. Marketable securities decreased during the Current Period as a result of declines in market prices for essentially all of the marketable equity securities held by the Company. The Company's ratio of funded debt to funded debt plus stockholders' equity, commonly referred to as the debt to capital ratio, was 0.257:1 as of September 30, 1998 as compared to 0.273:1 as of December 31, 1997. The improvement in the debt to capital ratio is the result of increased stockholders' equity resulting primarily from the Company's earnings.

         Net cash provided by operating activities totaled $226.4 million during the Current Period, compared to $151.1 million during the prior year period. During the Current Period and prior year period, net income was increased for non-cash items such as depreciation and deferred taxes. During the Current Period, cash was provided from changes in the Company's working capital accounts, while changes in the Company's working capital accounts resulted in a use of cash in the prior year period.

         Net cash used for investing activities totaled $223.1 million during the Current Period compared to $279.6 million during the prior year period. Cash used for capital expenditures and acquisitions represented the primary use of cash during both the Current Period and the prior year period. During the Current Period, cash was provided from the disposition of long-term assets and business, primarily the sale of Gibson.

         Financing activities used cash totaling $5.1 million during the Current Period, but provided cash of $46.2 million during the prior year period. During the Current Period and prior year period, cash was used to reduce long-term obligations and cash was provided by short-term borrowings. During the prior year period, cash was provided by common stock transactions, primarily the exercise of stock options.

         The Company's cash and cash equivalents and investments in short-term marketable securities totaled $12.8 million as of September 30, 1998. In addition, the Company had long-term investments in marketable securities of $9.3 million. The Company currently has credit facility arrangements with various banks totaling $253.3 million. As of September 30, 1998, remaining availability, after borrowings on the facilities and outstanding letters of credit, totaled approximately $183.1 million.

         The Company has a universal shelf registration statement on Form S-3 filed with the Securities and Exchange Commission to allow the Company to offer, from time to time, up to $300.0 million in debt securities, preferred stock, common stock, depository shares or warrants and for secondary sales not involving the Company of up to $50.0 million.

         As of September 30, 1998, the Company had capital expenditure purchase commitments outstanding for drilling equipment of approximately $33.0 million.

         During October 1998, the Company executed a definitive agreement with Bayard, pursuant to which a wholly owned, recently created, special purpose subsidiary of the Company will merge into Bayard. Pursuant to the merger, each of the approximately 18.2 million shares of Bayard will be exchanged for 0.375 Shares of the Company and $0.30 per share in cash. Approximately $120.0 million of Bayard debt will remain outstanding immediately following the merger, which the Company does not intend to guarantee. The merger, which is subject to the approval of Bayard's shareholders and the customary regulatory approvals, will be accounted for under the purchase method of accounting and is expected to close in December 1998 or January 1999.

         The current cash and cash equivalents, short-term investments, credit facility position, and projected cash flow generated from current operations, are expected to adequately finance the Company's sustaining capital and debt service requirements for the next twelve months.

YEAR 2000 ISSUE

         A number of computer programs and other equipment with embedded chips or processors ("Systems") use two digits rather than four digits to define the applicable year. Any Systems that are date sensitive may recognize a date of "00" as the year 1900 rather than the year 2000. This could result in miscalculations or System failures causing disruptions of operations, as well as potentially exposing the Company to third party liability. This issue is commonly referred to as the year 2000 problem ("Y2K").

         The Company has initiated a Y2K compliance program to ensure that all of the critical Systems and processes that are under its direct control remain functional. The Company has engaged an outside consultant to assist in the management of its Y2K compliance program, which will focus on the Company's Systems as well as the Systems of key third party service providers and product suppliers. The first phase of the program consists of inventorying or identifying all Systems. The identified Systems will then be prioritized and all critical Systems will be assessed for Y2K compliance. Systems will be remediated or replaced as necessary and a contingency plan will be developed.

         The Company is currently in the inventory and assessment phases of the program and anticipates completion of the entire program well in advance of the year 2000. Although the Company's Y2K compliance program will attempt to determine the Y2K readiness of key third parties, there may be certain Systems or processes relied on by the Company that are outside of its control, and there can be no assurance that these Systems or processes will remain functional. Non-compliance by key third parties could have a material effect on the operations of the Company. To date, the costs incurred by the Company that relate solely to the Y2K compliance program have been minimal, although upgrades to a number of the Company's Systems in the ordinary course of business have had the added benefit of resolving certain Y2K compliance issues. In the opinion of management, the costs to complete the Company's Y2K compliance program will not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

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


PART II  OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

                  During October 1998, the Company executed a definitive agreement with Bayard, pursuant to which a wholly owned, recently created, special purpose subsidiary of the Company will merge into Bayard. Pursuant to the merger, each of the approximately 18.2 million shares of Bayard will be exchanged for 0.375 Shares of the Company and $0.30 per share in cash. Approximately $120.0 million of Bayard debt will remain outstanding immediately following the merger, which the Company does not intend to guarantee. The merger, which is subject to the approval of Bayard's shareholders and the customary regulatory approvals, will be accounted for under the purchase method of accounting and is expected to close in December 1998 or January 1999.

         On October 30, 1998, the Company issued a press release indicating it had made a proposal to the Board of Directors of Pool Energy Services Co. ("Pool") to acquire all of the outstanding shares of Pool for consideration equal to 0.481 Nabors Shares and $6.125 in cash for each outstanding share of Pool. The proposal implies a value of $14.72 per Pool share based on Nabors closing price of $17.875 on October 27, 1998. The proposed merger transaction would have a total value of approximately $486 million, including assumed debt, net of cash acquired. The matter is in the preliminary stages, and there is no assurance that such proposed transaction will occur or, if it does occur, that the terms of such transaction would not be materially different from those outlined in the Company's proposal.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

               (a)    Exhibits

               2.1 Agreement and Plan of Merger, dated as of October 19, 1998, among Nabors Industries, Inc., Nabors Acquisition Corp. VII and Bayard Drilling Technologies, Inc. (incorporated by reference to Exhibit 2.1 of the form 8-K filed by Bayard Drilling Technologies, Inc. (Commission File No. 1-3553) with the Securities and Exchange Commission on October 21, 1998).

               11     Statement Re: Computation of Per Share Earnings

               15.1   Awareness Letter of Independent Accountants

               27     Financial Data Schedule

               (b)    Reports on Form 8-K

               The Company filed a Current Report on Form 8-K on October 30, 1998, dated October 12, 1998, with respect to its proposal to acquire the outstanding shares of Pool, discussed in the second paragraph of Part II, Item 5, above.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               NABORS INDUSTRIES, INC.



                                        /s/ Anthony G. Petrello
                               -----------------------------------------------
                               Anthony G. Petrello
                               President and Chief Operating Officer



                                        /s/ Bruce P. Koch
                               -----------------------------------------------
                               Bruce P. Koch
                               Vice President - Finance (principal financial
                                        and accounting officer)

Dated:  November 3, 1998

                                 EXHIBIT INDEX



             EXHIBIT
             NUMBER                        DESCRIPTI0N
             -------                       -----------
               2.1    Agreement and Plan of Merger, dated as of October 19,
                      1998, among Nabors Industries, Inc., Nabors Acquisition
                      Corp. VII and Bayard Drilling Technologies, Inc.
                      (incorporated by reference to Exhibit 2.1 of the form 8-K
                      filed by Bayard Drilling Technologies, Inc. (Commission
                      File No. 1-3553) with the Securities and Exchange
                      Commission on October 21, 1998).

               11     Statement Re: Computation of Per Share Earnings

               15.1   Awareness Letter of Independent Accountants

               27     Financial Data Schedule