Form 10-K405
period 1998-12-31
NABORS INDUSTRIES INC
filed 1999-03-31
CIK 798943

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998          COMMISSION FILE NO. 1-9245


                                -------------------


                             NABORS INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                  93-0711613
        (State of incorporation)           (I.R.S. Employer Identification No.)

    515 WEST GREENS ROAD, SUITE 1200
             HOUSTON, TEXAS                                 77067
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this Form 10-K, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value on March 15, 1999 of voting stock held by non-affiliates of the registrant was approximately $1,319 million.

The number of shares of common stock, par value $.10 per share, outstanding as of March 15, 1999 was 100,792,426.

                       DOCUMENTS INCORPORATED BY REFERENCE
                        (TO THE EXTENT INDICATED HEREIN)

Specified portions of the 1998 Annual Report to Stockholders
 (Parts I, II and IV)
Specified portions of the 1999 Notice of Annual Meeting of Stockholders and Proxy Statement (Part III)

===============================================================================

                           FORWARD-LOOKING STATEMENTS

The statements in this document and the documents incorporated by reference that relate to matters that are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this document and the documents incorporated by reference, words such as "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "will," "could," "may," "predict" and similar expressions are intended to identify forward-looking statements. Further events and actual results may differ materially from the results set forth in or implied in the forward-looking statements. Factors that might cause such a difference include:

     o    fluctuations in world-wide prices and demand for oil and gas;

     o fluctuations in level of oil and gas exploration and development activities;

     o    fluctuations in the demand for contract drilling services;

     o the existence of competitors, technological changes and developments in the industry;

     o the existence of operating risks inherent in the contract drilling industry;

     o the existence of regulatory uncertainties, the possibility of political instability in any of the countries in which Nabors does business; and

     o year 2000 issues and general economic conditions, in addition to the other matters discussed under "Part II -- Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                     PART I

ITEM 1.  BUSINESS

Nabors is the largest land drilling contractor in the world, with 400 actively marketed land rigs as of December 31, 1998. Nabors conducts oil and gas land drilling operations in the US Lower 48 states, Alaska and Canada, and internationally, primarily in South and Central America and the Middle East. Offshore, Nabors markets 25 platform, six jackup and five barge rigs in the Gulf of Mexico and several international markets. To supplement our primary business, we offer a number of ancillary well-site services, including oilfield management, engineering, transportation, construction, maintenance, well logging and other support services, in selected domestic and international markets. In addition, we manufacture and lease or sell top drives for a broad range of drilling rig applications and we manufacture and lease or sell rig instrumentation equipment and rig reporting software.

Nabors' principal executive offices are located at 515 West Greens Road, Suite 1200, Houston, Texas 77067. Our phone number is (281) 874-0035.

BUSINESS STRATEGY

Our business philosophy is to grow and remain profitable in any market environment, to build a diverse portfolio of market positions that mitigate risk and create potential for growth, to maintain a conservative and flexible financial posture and to forge long-term relationships with customers. We have implemented this philosophy by:

     o maintaining a technologically and geographically diverse rig fleet, enabling us to optimize returns through increased utilization and increased dayrates;

     o increasing revenues from value-added, ancillary well-site products and services, including top drives, mudlogging, instrumentation systems and software, pipe rental, and construction and transportation services, that complement our businesses in existing field locations;

     o upgrading and enhancing the capabilities of our existing rig fleet and building certain specialized rig equipment such as the MASE(TM), arctic and other special purpose rigs;

     o entering into partnering relationships or alliances with operators as a preferred contractor in certain domestic and international locations; and

     o making strategic acquisitions to augment our existing rig fleet or to grow in other related areas, while making divestitures that take advantage of market conditions in non-strategic business or geographic markets.

BUSINESS

CONTRACT DRILLING OVERVIEW

Rigs. Our rigs include land-based rigs and offshore platform, jackup and barge rigs. Drilling rigs come in a wide variety of sizes and capabilities, and may include specialized equipment, such as top drives, or have design features or modifications for specialized drilling conditions, such as arctic drilling. The rigs are classified by their depth capabilities and by whether their power systems are mechanical or electric. They generally are powered by two to four large diesel engines. An electric rig differs from a mechanical rig in that it converts the diesel power into electricity to power the rig. This gives the rig operator the ability to deliver the same amount of torque at high and low speeds, permitting more finite control of the primary rig components, including the drawworks and mud pumps. We believe this electric capability enhances operating efficiency and safety, reduces drilling time and saves the customer money, particularly in deeper applications. Because of these advantages, diesel electric rigs, known in the industry as silicon-controlled rectifier or SCR rigs, generally are preferred by our customers, and often enjoy higher utilization and dayrates than similarly sized mechanical rigs.

Nabors' various types of rigs may perform drilling, well servicing (routine repair and maintenance of mechanical problems) or workover services (major overhaul or remediation of an existing wellbore and/or plugging and redrilling the well), depending on the configuration of the individual rig. Each rig is rated for operations up to a specific depth. The basic types of rigs operated by Nabors are described below.

o Land Rigs. A land-based drilling rig generally consists of engines, a drawworks (which hoists and lowers the drill string in and out of the well), a mast (or derrick), pumps to circulate the drilling fluid (mud) under various pressures, blowout preventers, drill string and related equipment. The engines power the different pieces of equipment, including a rotary table or top drive that turns the drill string, causing the drill bit to bore through the subsurface rock layers. Rock cuttings are carried to the surface by the circulating drilling fluid. The intended well depth, bore hole diameter and drilling site conditions are the principal factors that determine the size and type of rig most suitable for a particular drilling job. A land-based well servicing rig consists of a mobile carrier, engine, drawworks and a mast. The primary function of a well servicing rig is to act as a hoist so that pipe, sucker rods and down-hole equipment can be run into and out of a well. Typically, land-based drilling and well servicing rigs can be readily moved between well sites and between geographic areas of operations.

o Platform Rigs. Platform rigs provide offshore workover, drilling and re-entry services. Our platform rigs have drilling and/or well servicing or workover equipment and machinery arranged in modular packages that are transported to, and assembled and installed on, fixed offshore platforms owned by the customer. Fixed offshore platforms are steel tower-like structures that either stand on the ocean floor or are moored floating structures. The top portion, or platform, sits above the water level and provides the foundation upon which the platform rig is placed. Our fleet of platform rigs includes:

     o The Sundowner(R) series of platform workover rigs are self-erecting (that is, they can be off-loaded with their own crane, rather than requiring a separate barge and crane to assemble), and are designed to fit the geometry of nearly any producing platform without major modifications to either the rig or the platform.

     o The Super Sundowner(R) rigs, which are enhanced versions of the Sundowner(R) rig, and have more powerful mud pump systems and greater hook load capacities. This enables the rigs to be used in more rigorous workover, re-entry, side-tracking or horizontal drilling operations.

     o Minimum Area, Self-Erecting, or MASE(TM), drilling rigs are our latest generation of modular platform rigs. They represent a smaller and lighter, full-scale drilling rig patterned after the Super Sundowner(R).

     o API (American Petroleum Institute) drilling rigs have similar capabilities to the MASE(TM) rigs, but generally come in larger modules. Unlike the Sundowner(R), Super Sundowner(R) and MASE(TM) rigs, API rigs are not self-erecting, and require a separate barge crane to load onto, and off of, the platform.

     o We also operate one land rig modified for offshore work for drilling on mudslide and selected conventional offshore platforms. This rig is self-erecting and modular.

o Jackup Rigs. Jackup rigs are mobile, self-elevating drilling and workover platforms equipped with legs that can be lowered to the ocean or lake floor until a foundation is established to support the hull, which contains the drilling and/or workover equipment, jacking system, crew quarters, loading and unloading facilities, storage areas for bulk and liquid materials, helicopter landing deck and other related equipment. The rig legs may operate independently or have a mat attached to the lower portion of the legs in order to provide a more stable foundation in soft bottom areas. Independent leg rigs are better suited for harsher or uneven seabed conditions. All of our jackup rigs are of cantilever design -- a feature that permits the drilling platform to be extended out from the hull, allowing it to perform drilling or workover operations over adjacent, fixed platforms. Nabors' jackup rigs are generally subject to a maximum water depth of approximately 125 feet, while some of our jackup rigs may drill in water depths as shallow as 13 feet. The water depth limit of a particular rig is determined by the length of the rig's legs and the operating environment. Moving a rig from one drill site to another involves lowering the hull down into the water until it is afloat and then jacking up its legs with the hull floating on the surface of the water. The hull is then towed to the new drilling site.

o Barge Rigs. Two of Nabors' barge rigs are full-size drilling units. The other three are comprised of a self-propelled barge having a covered structure or substructure and well service or workover equipment. These barges are designed to perform plugging and abandonment, well service or workover services in shallow inland, coastal or offshore waters. Our barge rigs can operate at depths from three to eight feet.

Additional information on the number and location of our rigs can be found below under the caption "Business --Markets".

Drilling Contracts. Our rigs are employed under individual contracts which extend either over a stated period of time or the time required to drill a well or a stated number of wells to a specified depth. On land in the US Lower 48 states and Canada, we typically contract on a single well basis, with extensions subject to mutual agreement on pricing and other significant terms. Offshore, and on land in Alaska and international markets, contracts generally provide for longer terms, usually from one to five years. We generally are awarded drilling contracts through competitive bidding, although we occasionally enter into contracts by direct negotiation. Most of our well-to-well contracts are subject to termination by the customer on short notice, but some can be firm for a number of wells or a period of time, and may provide for early termination compensation in certain circumstances. The contract terms and rates may differ depending on a variety of factors, including competitive conditions, the geographical area, the geological formation to be drilled, the equipment and services to be supplied, the on-site drilling conditions and the anticipated duration of the work to be performed.

Drilling contracts provide for compensation on a daywork, footage or turnkey basis. In each case, we provide the rig and crews. The principal differences among the types of contract are set forth below.

o Daywork Contracts. A daywork contract generally provides for a basic rate per day when drilling (the dayrate) and for lower rates when the rig is moving, or when drilling operations are interrupted or restricted by equipment breakdowns, actions of the customer or adverse weather conditions or other conditions beyond our control. In addition, daywork contracts may provide for a lump sum fee for the mobilization and demobilization of the rig, which in most cases approximates our incurred costs.

o Footage Contracts. Under footage contracts we typically run casing and provide drill bits. We receive payment on the basis of a rate per foot drilled. The customer continues to provide drilling mud, casing, cementing and well design expertise. If we drill the well in less time than was estimated, then we have the opportunity to improve our margins. If, however, we take longer to drill the well than we estimated, our margins will be lower. In footage contracts we bear the cost of the services and supplies that we provide until the well has been drilled to the agreed depth. Such contracts therefore require us to make significant up-front working capital commitments prior to receiving payment. Footage contracts generally contain greater risks for the contractor than daywork contracts, but fewer risks than turnkey contracts. Under footage contracts, the contractor assumes certain risks associated with loss of hole from fire, blowout and other drilling risks. However, footage contracts generally protect the contractor from such risks when unexpected drilling conditions such as abnormal pressure, impenetrable geologic formation or loss circulation zones are present.

o Turnkey Contracts. In turnkey contracts, we drill a well to a specified depth for a fixed price regardless of the time required or the problems encountered in drilling the well. On a turnkey well, we provide technical expertise and engineering services, as well as most of the equipment required to complete the well, and we are compensated only when the agreed scope of work has been satisfied. In addition, we often subcontract for related services and we manage the drilling process. In turnkey contracts, we bear the cost of performing the drilling services until the well has been drilled, and accordingly, such contracts require us to make significant working capital commitments. We also generally agree to furnish services such as testing, coring and casing the hole and other services which are not normally provided by a drilling contractor working under a daywork contract. If the well is not completed to the specified depth, we may not receive the turnkey price. Turnkey contracts generally involve a higher degree of risk to us than daywork and footage contracts because we assume greater risks (including risk of blowout, loss of hole, stuck drill pipe, machinery breakdowns, abnormal drilling conditions and risks associated with subcontractors' services, supplies, cost escalation and personnel) and bear the cost of unanticipated downhole problems and price escalation. Generally, however, our agreements limit catastrophic risks associated with blowout, redrill and pollution to a specific sum. The customer assumes the risk of losses in excess of the agreed level. If the well is successfully drilled without undue delay or complication, our margins under these types of contracts are usually greater than under daywork and footage contracts.

During fiscal 1998, substantially all of our drilling and workover contracts were on a daywork basis. Our preferred strategy is to operate drilling and workover rigs under daywork contracts, because of their lower risk. However, we continually analyze market conditions, customer requirements, rig demand and the experience of our personnel to determine how to contract our fleet most profitably. In periods of low utilization, competitive pressures and customer demands may require us to consider entering into a larger number of footage or turnkey drilling contracts. In addition, we may seek alternative accommodations with certain customers, as a means of ensuring long-term drilling commitments and healthy customer relations. Because of this, there can be no assurance that we will not suffer a loss that is not insured as a result of entering into such higher risk contracts, and any such uninsured loss could have a material adverse effect on our financial position and results of operations.

MANUFACTURING AND LOGISTICS OVERVIEW

Through various subsidiaries and joint ventures, Nabors provides additional well-site services that comprise our manufacturing and logistics segment. These services can be packaged with our contract drilling services or provided on a stand alone basis to operators or other contractors. They include top drive rentals and sales, mudlogging services, rig instrumentation equipment rentals and sales, rig reporting software, construction and maintenance services and rig transportation services. Sales by these ancillary service providers to other Nabors companies reduce our costs for similar third-party products and services.

o Top Drives. Our Canrig Drilling Technologies subsidiary manufactures top drives, which are installed on both onshore and offshore drilling rigs to improve drilling efficiency. Rigs equipped with top drives enjoy more finite control and directional orientation than rigs without, and can trip drill string in and out of the well faster and more safely by handling preassembled "doubles" and "triples" of pipe. Top drives also allow the drill string to be simultaneously hoisted and rotated, which provides better well control and reduces the incidence of stuck pipe, yielding time and cost savings.

o Mudlogging, Rig Instrumentation and Software. Nabors acquired EPOCH Well Logging, Inc., a mud logging and rig instrumentation operation, in November 1996. Mudlogging involves the analysis of exhausted drill cuttings to discern certain information about the presence of hydrocarbons, rates of penetration and the nature of the formation. EPOCH also offers rig instrumentation equipment, including sensors, proprietary RIGWATCH(TM) software and computerized equipment that monitors the real-time performance of a rig. In

     December 1997, EPOCH acquired C.A.P.E. International, Inc., a small software concern specializing in daily reporting software for drilling operations.

o Construction, Transportation and Related Services. Nabors has a 50% interest in Peak Oilfield Services Company, a general partnership with Cook Inlet Region, Inc., a leading Alaskan native corporation. Peak Oilfield Services provides heavy equipment to move drilling rigs, water, other fluids and construction materials. The partnership also provides construction and maintenance for roads, pads, facilities, equipment, drill sites and pipelines. Peak Oilfield Services is a partner to a multi-year alliance contract to provide maintenance services for the Prudhoe Bay Unit and has been chosen to coordinate and supply drilling support transportation services to the unit. Both arrangements are up for renewal in 1999. Through our investments in other ventures, such as Alaska Interstate Construction, an Alaska-based company with significant experience in arctic road and site construction, and Peak USA Energy Services Ltd., a partnership that provides trucking and oilfield services in ten states in the Lower 48 States, we have expanded the scope of our business to other sectors in the oil and gas services industry.

Service Contracts. We provide onshore transportation and support services through long-term contracts or on a short-term demand basis. Long-term service contracts may be negotiated or awarded by competitive bidding. Whether provided on a long-term or short-term basis, equipment and labor are usually billed separately at specified hourly rates. These hourly rates vary depending upon numerous factors, including types of equipment and labor, and duration of the work.

Other. From time to time, we provide drilling engineering and integrated project management services, ranging from well design and engineering expertise to site preparation and road construction. We offer these services to help customers eliminate or reduce management overhead which would otherwise be necessary to supervise such services. While such services have not been significant in the past, we are seeking to expand in this area, both domestically and internationally.

Sundowner(R), MASE TM and RIGWATCH TM are trademarks of the Nabors companies.

MARKETS

Nabors operates in two primary business segments within the oilfield services industry -- contract drilling and manufacturing and logistics. Within these segments, we conduct business in the following distinct markets or business lines:

     o Contract Drilling: We provide drilling, workover and related services on land and offshore in the US Lower 48 states, Canada and Alaska and in international markets.

     o Manufacturing and Logistics: We manufacture and lease or sell top drives, drilling instrumentation systems and rig reporting software domestically and internationally; and provide construction and logistics services in Alaska and the US Lower 48 states.

Additional information regarding the geographic markets in which we operate and our business segments can be found in Note Thirteen of the Notes to Consolidated Financial Statements on page 62 and 63 of the Nabors Industries, Inc. 1998 Annual Report to Stockholders ("1998 Annual Report") and is incorporated into this document by reference.

Contract drilling revenues totaled $872.7 million during calendar 1998, representing a 14% decrease compared with calendar 1997. Utilization rates for Nabors' rigs decreased from 66% during calendar 1997 to 48% during 1998. Equivalent rig years decreased to 204.1 years during 1998 form an average of
268.8 years during 1997. The decrease in revenues and rig activity is primarily attributable to the decline in drilling activity for our US Lower 48 operation. These decreases were partially offset by increased revenues for our Alaska and International operations.

Utilization rates and equivalent rig years are measures of demand for rigs commonly used in the drilling industry. Utilization rates from period to period may not be comparable as a measure of activity levels, because the calculation of utilization does not reflect the impact of changes in the number of rigs owned during the periods.

Equivalent rig years (calculated as the number of days rigs are in operation divided by the number of days in the period) measure the operating volume of Nabors' rigs.

Manufacturing and logistics revenues were $111.2 million during 1998, as compared to $126.0 million during 1997, a 12% decrease. Canrig revenues decreased significantly as a result of a decline in land portable top drive sales, particularly to the Nabors fleet. This decrease in top drive sales was somewhat mitigated by the introduction of a top drive rental fleet during the year. Revenues for Epoch, our drilling operation software and instrumentation provider, and Peak Oilfield Services, our Alaskan construction and logistics joint venture, were relatively flat as a result of steady activity levels.

The portion of our revenues generated by our contract drilling segment has been consistent for the last three full fiscal years, accounting for approximately 90% to 91%, and the remainder of our revenues has also been consistently accounted for by our manufacturing and logistics segment. Revenues in the manufacturing and logistics segment include revenues from sales to other Nabors companies.

Additional information regarding revenues can be found on pages 38 through 42 of the 1998 Annual Report, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations". Additional information regarding the rig fleet can be found on pages 34 and 35 of the 1998 Annual Report, under the caption "Our operations at a glance".

CONTRACT DRILLING

US Lower 48 States. Nabors currently markets approximately 300 land rigs in the US Lower 48 market.

     o 136 of our land drilling rigs in the US Lower 48 states are diesel electric rigs controlled by a computerized SCR system, and

     o    171 are capable of drilling to 15,000 feet or deeper.

In addition, we own 32 portable top drives for use on our rigs, depending on customer requirements.

Canada. We also have a fleet of 35 rigs in Canada. Fourteen rigs in the fleet are diesel electric SCR rigs, 14 are equipped with top drives and 14 are capable of drilling to 15,000 feet or deeper. Many of the rigs in our Canadian fleet are capable of performing exploratory and development drilling under arctic and sub-arctic conditions.

Alaska. Nabors owns 12 arctic land drilling and well service rigs on the North Slope and three land drilling rigs in the Cook Inlet area of South Central Alaska. Nine of these rigs are SCR rigs, and five are equipped with top drive units. Ten are capable of performing drilling or workover operations to depths of 18,000 feet or deeper. One of the North Slope rigs is a coiled tubing drilling rig owned and operated through a joint venture.

All of the North Slope rigs are designed to operate in severe arctic conditions and most employ wheel mounted systems engineered by Nabors to permit efficient movement of the rigs from well to well and over ice or gravel roads. Three of these rigs are also self-propelled to further facilitate movement and maneuverability. Several of the rigs have been designed with spacing capability that allows them to move between reduced well spacing on drilling pads without disrupting production. In addition, Nabors' arctic rigs generally incorporate environmental protection features such as dry mud and fluid containment systems.

International. We conduct our international operations primarily through Nabors Drilling International Limited and its subsidiaries. The International group actively markets 50 land rigs and one jackup rig. Of these, 35 are SCR rigs, 15 are equipped with top drives, two are slim hole rigs and 27 are capable of drilling to depths of 15,000 feet or deeper.

     o South and Central America. We currently market 20 land drilling rigs in South and Central America, including 14 in Venezuela, two in Colombia and four in Bolivia.

     o The Middle East. In the Middle East, Nabors markets 19 land rigs and one jackup rig. Of the land rigs, seven are in Yemen, five are in Saudi Arabia and seven are in the United Arab Emirates. The jackup rig, which was under contract for much of 1998, currently is stacked in Qatar. In Abu Dhabi, U.A.E., we also provide a crew for one rig under a labor contract with an oil and gas company.

     o Other. In the Commonwealth of Independent States, we market seven rigs, of which five are located in Kazakhstan and two are located in Turkmenistan. We participate in a joint venture that operates two of the rigs in Kazakhstan. The International group also has one rig in Gabon, Africa, and three rigs stacked in Houston.

Offshore Drilling, Workover and Well Servicing. Nabors currently performs offshore drilling and offshore workover and well servicing through its Sundowner and Nabors Offshore subsidiaries. The Offshore group operates a fleet of 33 rigs including eight Sundowner(R) and seven Super Sundowner(R) platform rigs, three MASE(TM) platform drilling rigs, five API platform drilling rigs, one land rig converted to an offshore platform drilling rig, five jackup workover rigs and three inland barge rigs that offer plugging and abandonment services. Six of the Super Sundowner(R) rigs, two of the Sundowner(R) rigs and all of the platform drilling rigs (including the MASE(TM) rigs) are equipped with portable top drive units to enhance drilling efficiency in sidetrack and horizontal drilling operations. Ten of our platform rigs are capable of operating at well depths of up to 20,000 or 25,000 feet.
Fourteen of our platform rigs are specifically designed for workover drilling.

Most of our offshore fleet (25 rigs) operates in the US Gulf of Mexico. We also have three offshore rigs operating in Mexican waters, and one each in Italy, Brazil, Cameroon, the Caspian Sea and Trinidad. In addition, other subsidiaries own three offshore rigs, of which one is a jackup rig located in the Middle East (discussed under "--International" above) and two are barges chartered to a third party and operating in the US Gulf of Mexico. We also provide plugging and abandonment services on the US Gulf Coast.

MANUFACTURING AND LOGISTICS - ADDITIONAL WELL-SITE SERVICES

We manufacture top drives at our Magnolia, Texas facility. We market our top drives throughout the United States and Canada, and to various international markets, to customers serving the oil and gas industry. A substantial portion of our top drive sales are made to other Nabors companies. We also rent top drives and provide top drive installation, repair and maintenance services to our customers.

We manufacture our rig instrumentation systems at our Magnolia, Texas facility. We develop our software out of our Houston, Texas office. We sell or lease products to customers within the oil and gas industry, domestically and abroad. We provide mudlogging services within the US Lower 48 states and Alaska.

We also provide site and road construction, rig transportation, fluid hauling and related oilfield services in Alaska, through our Peak Oilfield Services joint venture. In the US Lower 48 states, we provide rig transportation and related services through our Peak USA Energy Services joint venture.

INDUSTRY CONDITIONS

Throughout calendar 1997, Nabors benefited from an increase in the number of its rigs under contract and improvements in rig pricing associated with the increased demand for quality drilling and workover rigs. During the fourth quarter of 1997, an imbalance began to develop in the supply and the demand for crude oil. Reduced demand was fueled by the Asian recession and two consecutive, warmer than normal winters in North America. The supply of crude oil increased as a result of increased production quotas by the Organization of Petroleum Exporting Countries and renewed production by Iraq. The resulting excess supply of crude oil caused significant declines in oil prices during calendar 1998. Crude oil prices averaged $14.38 per barrel during 1998 compared to $20.58 per barrel during 1997. During the fourth quarter of 1998, crude oil prices averaged $12.90 per barrel, representing the lowest inflation-adjusted oil prices in history. Natural gas prices were also lower during the second half of 1998 as warmer than normal winters in North American during 1997 and 1998 resulted in weaker demand. Reduced prices for oil and gas led to a sharp decline in the demand for drilling and workover services as oil and gas companies significantly reduced capital spending for exploration, development and production activities.

Nabors' US Lower 48 operation was the first and most severely impacted by the steadily weakening market. The Baker Hughes US land drilling industry rig count averaged 699 during 1998 compared to 822 during 1997. The rig count continued to decline throughout 1998 and was down to 500 rigs by year end. The area next impacted was our offshore workover rigs operating in the Gulf of Mexico. By the end of 1998, substantially all of our areas of operation experienced a deteriorating market outlook. The active US land rig count has continued to decline subsequent to year end and, if the weakness in oil and gas prices continues, it is likely that there will be further deterioration in rig utilization and rig dayrates in the US Lower 48 states, as well as in our other areas of operation. As a result, we anticipate significantly lower levels of revenues and profitability for 1999.

The long-term decline in the number of available rigs in our industry continued during 1998. Industry sources estimate that from its peak in 1982, the supply of domestic land rigs has fallen by almost 75% as a result of normal attrition, cannibalization of components to refurbish rigs, the inability of smaller competitors to raise capital needed to upgrade and modernize rigs and the export of rigs to international markets. Dayrates continue to be below levels that would justify the construction of new rigs.

Nabors' revenues, cash flows and earnings are substantially dependent upon, and affected by, the level of domestic and international oil and gas exploration and development activity. See "Part II -- Item 7 --Management's Discussion and Analysis of Financial Condition and Results of Operations -- Decreased oil and gas prices could adversely affect drilling activity and Nabors' revenues, cash flows and profitability."

RECENT DEVELOPMENTS

On October 19, 1998, Nabors agreed to acquire Bayard Drilling Technologies, Inc., a leading provider of contract land drilling services to major and independent oil and gas companies. As of December 31, 1998, Bayard's fleet consisted of 87 rigs, of which 69 are capable of drilling to depths of 15,000 feet or deeper and 43 are capable of drilling to depths of 20,000 feet or deeper. Bayard's rig fleet is currently concentrated in three core operating regions in the US Lower 48 states -- the Mid-Continent region, the Gulf Coast region and the South Texas region. The agreement provides for Nabors to issue approximately 6,140,000 shares of common stock, and pay to Bayard's stockholders approximately $5.5 million in cash in exchange for all of the outstanding shares of Bayard. Bayard has approximately $120 million of debt that will remain an obligation of Bayard after the acquisition. Our acquisition of Bayard is subject to satisfaction of several closing conditions, and is expected to close in the second quarter of 1999.

On January 10, 1999, Nabors agreed to acquire Pool Energy Services Co., an energy services company. Pool's principal business is providing well servicing, workover, drilling and related transportation services on land and offshore in the United States and selected international markets. Pool's rig fleet includes 754 US-based land well servicing workover rigs, 32 internationally-based workover rigs, 29 internationally-based land drilling rigs, 5 US-based land drilling rigs and 25 offshore rigs. Pool also owns and operates 23 offshore supply vessels, more than 300 fluid hauling trucks and a large number of fluid storage tanks. The agreement provides for Nabors to issue approximately 19.3 million shares of common stock in exchange for all of the outstanding shares of Pool not owned by Nabors prior to the merger. As of December 31, 1998, Pool had approximately $172.8 million of long-term debt that will remain an obligation of Pool after the acquisition. Our acquisition of Pool is subject to several closing conditions, including regulatory approval and the approvals of holders of at least two-thirds of Pool's outstanding shares.

ENGINEERING DEVELOPMENTS

In recent years, Nabors has been increasingly involved in engineering research and development with respect to the commercialization of new drilling technology. We own the rights to several proprietary designs and innovations which, when applied to our rigs, can substantially reduce the costs of drilling and working on offshore wells. These proprietary designs are being applied to a new generation of modular MASE(TM) rigs specifically for drilling. Three MASE(TM) rigs are presently operational.

Our Canrig subsidiary manufactures and markets electric top drives that are designed with enhanced safety and drilling efficiency features. This top drive design includes fixed and portable units that are being utilized in a broad range of land and offshore applications. We also developed an automated slant rig, capable of drilling shallow or slim hole wells.

In 1998, Nabors obtained certain license rights to build and operate drilling rigs using coiled tubing technology developed by Transocean Offshore. We operate one rig on the North Slope of Alaska that employs this technology in a joint venture with Transocean.

Nabors' engineers have obtained new patents during the past year and have patent applications pending for new technology associated with drilling activities. The costs associated with our research and development are not material to Nabors and its subsidiaries, taken together.

CUSTOMERS

Our customers include major oil and gas companies, foreign national oil and gas companies and independent oil and gas companies. During 1998, one customer (BP Exploration (Alaska), Inc.) provided approximately 11% of consolidated revenues.

COMPETITIVE CONDITIONS

Although the number of available rigs decreased materially over the past 15 years, the well servicing, workover and drilling industry remains very competitive. The number of rigs continues to exceed demand in many of our markets, resulting in strong price competition. Many drilling rigs can be readily moved from one region to another in response to changes in levels of activity, which may result in an over supply of rigs in such areas. Many of the total available contracts are currently awarded on a bid basis, which further increases competition based on price. The land drilling market is generally more competitive than the offshore market due to the larger number of rigs and companies.

In all of our market areas, price and availability and condition of equipment are the most significant factors in determining which drilling contractor is awarded a job. Other factors include the availability of trained personnel possessing the required specialized skills; the overall quality of service and safety record; and domestically, the ability to offer ancillary services. In international markets, experience in operating in certain environments and customer alliances have also been factors in the selection of Nabors.

Certain competitors are present in more than one of Nabors' regions, although no one competitor operates in all of these areas. In the US Lower 48, there are several hundred competitors with smaller national, regional or local rig operations. In the Alaska market, Nabors has five major competitors. In Canada and offshore, Nabors competes with several firms of varying size many of which have more significant operations in those areas than Nabors. Internationally, Nabors competes directly with various competitors at each location where it operates. Nabors believes that the market for land drilling contracts will continue to be competitive for the foreseeable future. Although Nabors believes it has a strong competitive position in the domestic land market, certain of the our competitors internationally and offshore may be better positioned in the markets and have newer and more desirable equipment, allowing them to compete more effectively.

Seasonality is not a significant factor with respect to our operations. However, the contract drilling industry has been cyclical historically, with significant volatility in profitability and rig values. This industry cyclicality has been due to changes in the level of domestic oil and gas exploration and development activity and the available supply of drilling rigs. From 1982 until 1996, the contract drilling business was severely impacted by the decline and continued instability in the prices of oil and natural gas following a period of significant increase in new drilling rig capacity. Although the market improved in 1997, the rapid, severe downturn in 1998 illustrates the dependence of the drilling industry on oil and gas prices. See "Business--Industry Conditions."

Our manufacturing and logistics segment represents a relatively small part of our business, and there are numerous competitors in each area in which we operate who may have greater resources and may be better positioned than Nabors. Canrig is one of the six major manufacturers of top drives. It largest competitors are Varco, Tesco and National Oilwell. EPOCH's largest competitor in the manufacture of rig instrumentation systems is Varco's Totco subsidiary. Mudlogging services are provided by a number of entities that serve the oil and gas industry on a regional basis. EPOCH competes for mudlogging customers with Sperry Sun and Baker Hughes in the Gulf Coast region, California and Alaska. In the US Lower 48 states, there are hundreds of rig transportation companies, and there are at least three or four that compete with Nabors in each of its operating regions. In Alaska, Peak Oilfield

Services principally competes with Alaska Petroleum Contractors for road, pad and pipeline maintenance, and is one of many drill site and road construction companies, the largest of which is VECO Corporation.

ACQUISITIONS AND DIVESTITURES

ACQUISITIONS

We have grown from a land drilling business centered in Canada and Alaska to an international business with operations on land and offshore in many of the major oil, gas and geothermal markets in the world. At the beginning of 1990, our fleet consisted of 44 land drilling rigs in Canada, Alaska and in various international markets. Today, Nabors' active drill fleet consists of 400 land rigs and 36 offshore rigs. Much of this growth was fueled by strategic acquisitions, as summarized in the following chart:

--------------- ---------------------------------- --------------------------------- --------------------------------
DATE            ACQUIRED OR SELLING ENTITY         ASSETS ACQUIRED(1)                LOCATIONS

--------------- ---------------------------------- --------------------------------- --------------------------------
3/1990          Loffland Brothers Company          63 rigs; yards; miscellaneous     North Sea, Middle East,
                                                   equipment and inventory;          Canada, US Lower 48, Gulf of
                                                   financial assets                  Mexico, Venezuela
--------------- ---------------------------------- --------------------------------- --------------------------------
11/1990         Henley Drilling Co.                11 rigs                           US Lower 48, Yemen
--------------- ---------------------------------- --------------------------------- --------------------------------
6/1993          Grace Drilling Co.                 110 rigs; yards;                  US Lower 48
                                                   miscellaneous equipment
                                                   and inventory
--------------- ---------------------------------- --------------------------------- --------------------------------
4/1994          MND Drilling                       16 land rigs                      US Lower 48
--------------- ---------------------------------- --------------------------------- --------------------------------
10/1994         Sundowner Offshore Services, Inc.  15 platform rigs, 1 platform      Gulf of Mexico, International
                                                   rig under construction, 5
                                                   jackup workover rigs, 3
                                                   workover and plug and
                                                   abandonment barges
--------------- ---------------------------------- --------------------------------- --------------------------------
1994            Various                            8 mobile, medium-depth rigs       US Lower 48
--------------- ---------------------------------- --------------------------------- --------------------------------
1/1995          Delta Drilling Company             30 rigs (15 SCR, 15,000+          Texas, Louisiana
                                                   capable depth), yards and
                                                   office facilities
--------------- ---------------------------------- --------------------------------- --------------------------------
4/1996          Exeter Drilling Company            49 shallow and medium depth rigs  United States (47),
                                                                                     International (2)
--------------- ---------------------------------- --------------------------------- --------------------------------
4/1996          J.W. Gibson Well Servicing         78 workover and well servicing    Rocky Mountains, Mid-continent
                Company(2)                         rigs (10 leased from third        Region
                                                   parties)
--------------- -----------------------4----------- --------------------------------- --------------------------------
11/1996         EPOCH Well Logging, Inc.           Mud logging units                 Not applicable
--------------- ---------------------------------- --------------------------------- --------------------------------
12/1996         Noble Drilling                     47 land rigs (19 operating and    United States (38),
                Company                            28 stacked); yards; equipment     Canada (9)
                                                   and inventory
--------------- ---------------------------------- --------------------------------- --------------------------------
1/1997          Adcor-Nicklos Drilling             36 land rigs (30 active, 6        US Lower 48
                Company                            stacked, including 14 SCR),
                                                   equipment, drill pipe, yards,
                                                   vehicles and support equipment
--------------- ---------------------------------- --------------------------------- --------------------------------
4/1997          Chesley Pruet Drilling Company     12 land rigs (10 active, 2        Alabama, Louisiana, Mississippi
                                                   stacked, including 9 SCR)
--------------- ---------------------------------- --------------------------------- --------------------------------
4/1997          Samson Rig Company                 25 stacked SCR land rigs and      Oklahoma
                                                   large component of equipment
--------------- ---------------------------------- --------------------------------- --------------------------------
8/1997          Cleveland Drilling Company, Inc.   7 land rigs (6 active, 1          California, Nevada
                                                   stacked, including 6 SCR rigs)
--------------- ---------------------------------- --------------------------------- --------------------------------
11/1997         VECO Drilling, Inc.;               6 land rigs (5 active, 1          California, Texas
                Diamond L                          stacked, including 3 SCR) and
                                                   two offshore labor contracts; 3
                                                   active mechanical rigs
--------------- ---------------------------------- --------------------------------- --------------------------------
12/1997         C.A.P.E. International, Inc.       Rig reporting software            Not applicable
--------------- ---------------------------------- --------------------------------- --------------------------------
5/1998          New Prospect Drilling Company      6 land rigs                       Arkansas, Oklahoma
--------------- ---------------------------------- --------------------------------- --------------------------------

--------------- ---------------------------------- --------------------------------- --------------------------------
DATE            ACQUIRED OR SELLING ENTITY         ASSETS ACQUIRED(1)                LOCATIONS

--------------- ---------------------------------- --------------------------------- --------------------------------
5/1998          Can-Tex Drilling & Exploration,    7 land rigs                       Alberta, Canada
                Ltd.
--------------- ---------------------------------- --------------------------------- --------------------------------
6/1998          Transocean-Nabors Drilling         Joint interest in a coiled        Alaska
                Technology LLC                     tubing drilling rig; certain
                                                   technology rights
--------------- ---------------------------------- --------------------------------- --------------------------------
Pending(3)      Bayard Drilling Technologies,      87 rigs (73 actively marketed);   Oklahoma, Texas, Louisiana,
                Inc.                               significant inventories of new    Arkansas
                                                   component equipment (e.g.,
                                                   drill pipe, engines and mud
                                                   pumps); oilfield hauling
                                                   equipment fleet
--------------- ---------------------------------- --------------------------------- --------------------------------
Pending(4)      Pool Energy Services Co.           786 land well                     Lower 48 States, Gulf of
                                                   servicing/workover rigs; 34       Mexico, Alaska,
                                                   land rigs; 25 offshore rigs;      International
                                                   300+ fluid handling trucks;
                                                   1,060 storage tanks and 14
                                                   self-water disposal wells; 23
                                                   offshore supply vessels
--------------- ---------------------------------- --------------------------------- --------------------------------

     (1) With the exception of the MND Drilling and Samson Rig Company transactions, all acquisitions of rigs also included substantial quantities of drill collars and drill pipe.

     (2) Sold in January 1998.

     (3) This acquisition is expected to close in the second quarter of 1999.

     (4) This acquisition is subject to customary regulatory and stockholder approvals and certain other closing conditions. If these are satisfied, it is expected to close in the second quarter of 1999.

While Nabors continues to examine opportunities, there can be no assurance that attractive rigs or other acquisition targets will continue to be available, that the pricing will be economical or that we will be successful in making such acquisitions in the future.

DIVESTITURES

From time to time, we may sell a subsidiary or group of assets outside of our core markets or business, if it is economically advantageous for us to do so. In January 1998, Nabors sold its J.W. Gibson Well Service Company subsidiary to Key Energy Group, Inc. We acquired Gibson as part of the Exeter Drilling Company acquisition in 1996. Gibson represented Nabors' entry into the domestic well servicing business. However, at the time, Nabors' management did not believe it could establish a dominant position in that business, and determined to sell the subsidiary. On completing the sale, we received $20 million plus the value of Gibson's working capital in cash, 100,000 shares of Key Energy common stock and warrants to acquire 265,000 shares of Key Energy common stock at an exercise price of $18 per share. (The number of shares and exercise price of the warrants have since been adjusted.) We recorded a pre-tax gain on the sale of approximately $16.0 million during 1998.

In November 1996, Nabors sold substantially all of its North Sea labor contract operation, which was viewed as having slower growth potential and weaker margins than our other operations, to a subsidiary of Abbot Group plc, a diversified holding company listed on the London Stock Exchange. We received approximately $36 million plus the value of working capital in cash, and warrants to acquire
10.8 million ordinary shares of Abbot Group plc, and recorded a gain of $29.9 million during 1997. We exercised the warrants at various times during 1997 and recorded a gain of $8.8 million from the sale of the underlying shares.

INTERNATIONAL OPERATIONS

A significant portion of our business is derived from international markets, including major operations in Canada, the Middle East, the Commonwealth of Independent States and South and Central America. Such operations may be subject to various risks, including risk of war and civil disturbances and governmental activities that may limit or disrupt markets, restrict the movement of funds or result in the deprivation of contract rights or the taking of property without fair compensation. In certain countries, such operations may be subject to the additional risk of fluctuating currency values and exchange controls. See also "Part II -- Item 7 --Management's Discussion and Analysis of Financial Condition and Results of Operations -- The nature of Nabors' operations present inherent risks of loss that, if not insured or indemnified against, could adversely affect its results of operations" and "--The profitability of Nabors' international operations could be adversely affected by war, civil disturbance or economic turmoil."

In the international markets in which we operate, we are subject to various laws and regulations with respect to the operation and taxation of our business and the import and export of our equipment from country to country, the imposition, application and interpretation of which can be uncertain.

When contracting abroad, we are faced with the risks of currency fluctuation and, in certain cases, exchange rate controls. Normally, we limit these risks by obtaining contracts providing for payment in freely convertible foreign currencies or U.S. dollars. To the extent possible, we try to limit our exposure to potentially devaluating currencies by matching our acceptance of payments in local currencies to our expense requirements in such local currencies, by entering into forward exchange contracts or by local currency borrowings. Additional information on Nabors' foreign currency transactions can be found under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Instruments and Market Risk" on page 45 of the 1998 Annual Report, and in Note One of the Notes to Consolidated Financial Statements under the caption "Foreign Currency Risk " on page 53 of the 1998 Annual Report, which is incorporated into this document by reference. If we are unable to take these or similar actions in the future, we could be exposed to foreign currency fluctuations that could have a material adverse effect upon our results of operations and financial condition.

Governments at various levels in the countries in which we operate have enacted legislation or adopted regulations affecting the drilling and servicing of oil and gas wells, controlling the discharge and disposal of wastes from drilling and other operations and providing for the protection of the environment in general. In recent years, laws and regulations protecting the environment have generally become more stringent and have sought to impose greater liability on a larger number of potentially responsible parties. While we believe it is generally in compliance with applicable laws and regulations related to environmental controls, that Nabors could nonetheless be subject to cleanup costs or costs associated with environmental laws and regulations which could be substantial and have a material adverse effect on the our results of operations and financial condition.

GEOGRAPHIC DISTRIBUTION OF REVENUES AND PROPERTY, PLANT AND EQUIPMENT

The revenues and property, plant and equipment by geographic area for the two years ended September 30, 1996 and 1997, the three month transition period from October 1, 1997 to December 31, 1997 and the year ended December 31, 1998, can be found in Note Thirteen of the Notes to Consolidated Financial Statements in the table on page 63 of the 1998 Annual Report, and is incorporated into this document by reference.

EMPLOYEES

As of December 31, 1998, Nabors employed 6,835 persons, of which 553 were salaried and 6,282 were hourly employees. In addition, the Peak group employed 1,257 persons, of which 144 were salaried and 1,113 were hourly employees. In Venezuela, most of our oilfield workers under the supervisor level are covered by a collective bargaining agreement that expires in November 1999. We believe our relationship with our employees generally is good.

NABORS' YEAR 2000 COMPLIANCE PROGRAM

A discussion of Nabors' Year 2000 compliance program can be found under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000 Issue and Compliance Program" on pages 44 and 45 of the 1998 Annual Report, and is incorporated into this document by reference.

ITEM 2. PROPERTIES

A table of information regarding Nabors' rig fleet can be found under the caption "Our operations at a glance" on pages 34 and 35 of the 1998 Annual Report and is incorporated into this document by reference.

Many of the international drilling rigs and certain of the Alaska rigs in our fleet are supported by mobile camps which house the drilling crews and a significant inventory of spare parts and supplies. In addition, we own various trucks, forklifts, cranes, earth moving and other construction and transportation equipment which are used to support the drilling and logistics operations.

Nabors and its subsidiaries own or lease executive and administrative office space in Houston, Texas (headquarters); Anchorage, Alaska; Houma, Arcadia and Lafayette, Louisiana; Bakersfield, California; Magnolia, Texas; Calgary and Nisku, Alberta, Canada; Sana'a, Yemen; Dubai, U.A.E.; Dhahran, Saudi Arabia; and Anaco, Venezuela. The Company owns or leases a number of facilities and storage yards used in support of operations in each of its geographic markets.

Additional information about our properties can be found in Notes One (under the caption "Property, Plant and Equipment"), Four and Ten (under the caption "Operating Leases") of the Notes to Consolidated Financial Statements on pages 51, 56 and 60, respectively, of the 1998 Annual Report and is incorporated into this document by reference.

Nabors' management believes that our equipment and facilities are adequate to support our current level of operations as well as an expansion of drilling operations in those geographical areas where we may expand.

ITEM 3. LEGAL PROCEEDINGS

Information with respect to legal proceedings can be found in Note Ten of the Notes to Consolidated Financial Statements under the caption "Commitments and Contingencies -- Contingencies" on page 61 of the 1998 Annual Report and is incorporated into this document by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of Nabors' security holders during the quarter ended December 31, 1998.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET AND STOCK PRICES

The information called for by this item can be found under the caption "Price of Common Stock" on the inside back cover of the 1998 Annual Report and is incorporated into this document by reference.

DIVIDEND POLICY

Nabors has not declared or paid any cash dividends on its common stock since 1982. Certain of our debt instruments restrict our ability to pay dividends. Under the terms of these instruments, Nabors may pay dividends to the extent that cumulative dividends plus certain other payments since March 31, 1989 do not exceed 50% of our cumulative net income since March 31, 1989 plus the proceeds of any offering of equity securities of Nabors that are not redeemable at the option of the holder of the securities. As of December 31, 1998, retained earnings available for dividends totaled approximately $320.0 million. We do not intend to pay any cash dividends on our common stock in the foreseeable future.

SALES OF UNREGISTERED SECURITIES

During the past three years, Nabors has made sales of unregistered securities as follows:

On May 1, 1998, as part of the consideration for the purchase of New Prospect Drilling Company, Nabors issued warrants to purchase 200,000 shares of its common stock, par value $.10 per share, to the former stockholders of New Prospect. The warrants, with an exercise price of $30.00 per share, expire on April 30, 2003. The issuance of the warrants was exempt from registration under
Section 4(2) of the Securities Act of 1933, as a sale not involving a public offering, because, among other things, offers and sales were made to a limited number of persons and no general solicitation or advertising was used. In addition, each purchaser was supplied with information about Nabors and each purchaser represented to Nabors that the purchaser was an "accredited investor," as that term is defined in Regulation D under the Securities Act of 1933, and/or such purchaser or his purchaser representative was a sophisticated investor by virtue of his education, training and/or numerous prior investments.

On January 2, 1997, we completed a private placement of 3,354,175 shares of our common stock to the holders of the outstanding shares of common stock and options to purchase common stock of Adcor-Nicklos Drilling Company in exchange for all of the outstanding shares of stock and options of Adcor. The private placement was made to effect the acquisition of Adcor by Nabors. The sale of Nabors' common stock was exempt from registration under Section 4(2) of the Securities Act of 1933, because, among other things, offers and sales were made to a limited number of persons and no general solicitation or advertising was used. In addition, each purchaser was supplied with information about Nabors and each purchaser represented to Nabors that the purchaser was an "accredited investor," and/or such purchaser or his purchaser representative was a sophisticated investor by virtue of his education, training and/or numerous prior investments. During 1998, 69,685 of the Nabors' shares that had been held in escrow in connection with the Adcor acquisition were returned to Nabors and retired.

During January 1997, warrants to acquire 1,500,000 shares of Nabors' common stock were exercised at a price of $5.50 per share. The warrants had originally been issued to John Hancock Mutual Life Insurance Company in 1990, and were exercisable until January 31, 1997. The original issuance and subsequent conversion of the warrants were exempt from registration under Section 4(2) of the Securities Act of 1933, as sales not involving a public offering, because, among other things, the sales were to one, qualified institution which received information about Nabors in connection with its investment decision.

During April, 1996, Nabors completed the acquisition of Exeter Drilling Company and its subsidiary, J. W. Gibson Well Servicing Company, from Occidental Oil and Gas Corporation. The consideration consisted of $18.0 million in cash, 266,223 shares of Nabors common stock (then valued at $4.0 million) and $10.6 million paid in cash for Exeter's and Gibson's working capital. The shares of stock were exempt from registration under Section 4(2) of the Securities Act of 1933, as sales not involving a public offering because, among other things, the sale was to one, sophisticated investor which received information about Nabors in connection with its investment decision.

ITEM 6. SELECTED FINANCIAL DATA

The information called for by this item can be found under the caption "Selected Financial Data" on page 37 of the 1998 Annual Report and is incorporated into this document by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information called for by this item can be found under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 38 through 45 of the 1998 Annual Report and is incorporated into this document by reference. In addition, the principal risks associated with Nabors' business are noted below.

DECREASED OIL AND GAS PRICES COULD ADVERSELY AFFECT DRILLING ACTIVITY AND NABORS' REVENUES, CASH FLOWS AND PROFITABILITY

Nabors' operations are materially dependent upon the level of activity in oil and gas exploration and production. Both short-term and long-term trends in oil and gas prices affect the level of such activity. Oil and gas prices and, therefore, the level of drilling, exploration and production activity can be volatile. Worldwide military, political and economic events, including initiatives by the Organization of Petroleum Exporting Countries, affect both the demand for, and the supply of, oil and gas. Fluctuations during the last year in the demand and supply of oil and gas have contributed to, and are likely to continue to contribute to, price volatility. Nabors believes that any prolonged reduction in oil and gas prices would depress the level of exploration and production activity. This would likely result in a corresponding decline in the demand for Nabors' services and could have a material adverse effect on Nabors' revenues, cash flows and profitability. There can be no assurances as to the future level of demand for Nabors' services or future conditions in the drilling industry. Beginning in early 1998, domestic land drillers, including Nabors, experienced a significant downturn in demand for their drilling rigs. The downturn has since impacted offshore and international drilling activity. Nabors believes the downturn is attributable in large part to sharp drops in oil prices that began in late 1997 and continued in 1998. Gas prices also have dropped during this period. The decline in crude oil and gas prices negatively impacted the revenues of oil and gas companies, who have responded by reducing exploration and development activity. Decreased demand has adversely affected Nabors by lowering utilization of Nabors' rigs and reducing the day rates Nabors can charge for its rigs.

NABORS OPERATES IN A HIGHLY COMPETITIVE INDUSTRY WITH EXCESS DRILLING CAPACITY, WHICH MAY ADVERSELY AFFECT NABORS' RESULTS OF OPERATIONS

The drilling and workover industry in which Nabors operates is very competitive. Contract drilling companies compete primarily on a regional basis, and competition may vary significantly from region to region at any particular time. Many drilling rigs can be readily moved from one region to another in response to changes in levels of activity, which may result in an oversupply of rigs in such area. In many markets in which Nabors operates, the number of rigs available for use exceeds the demand for rigs, resulting in price competition. Most drilling and workover contracts are awarded on the basis of competitive bids, which also results in price competition. The land drilling market generally is more competitive than the offshore drilling market because there are larger numbers of rigs and competitors.

Certain competitors are present in more than one of Nabors' regions, although no one competitor operates in all of these areas. In the US Lower 48, there are several hundred competitors with smaller national, regional or local rig operations. In the Alaska market, Nabors has five major competitors. In Canada and offshore, Nabors competes with several firms of varying size many of which have more significant operations in those areas than Nabors. Internationally, Nabors competes directly with various competitors at each location where it operates. Nabors believes that the market for land drilling contracts will continue to be competitive for the foreseeable future. Although Nabors believes it has a strong competitive position in the domestic land market, certain of the our competitors internationally and offshore may be better positioned in the markets and have newer and more desirable equipment, allowing them to compete more effectively.

See also "Part I -- Item1--Business -- Competitive Conditions."

THE NATURE OF NABORS' OPERATIONS PRESENT INHERENT RISKS OF LOSS THAT, IF NOT INSURED OR INDEMNIFIED AGAINST, COULD ADVERSELY AFFECT ITS RESULTS OF OPERATIONS

Nabors' operations are subject to many hazards inherent in the drilling, workover and well servicing industries, including blowouts, cratering, explosions, fires, loss of well control, loss of hole, damaged or lost drilling equipment and damage or loss from inclement weather, any of which could result in personal injury or death, damage to or destruction of equipment and facilities, suspension of operations, environmental damage and damage to the property of others. Nabors' offshore operations are also subject to the hazards of marine operations including capsizing, grounding, collision, damage from heavy weather or sea conditions and unsound bottom conditions. In addition, Nabors' international operations are subject to risks of war, civil disturbances or other political events. See also "Part I -- Item 1 -- Business -- International Operations". Generally, drilling contracts provide for the division of responsibilities between a drilling company and its customer, and Nabors seeks to obtain indemnification from its customers by contract for certain of these risks. To the extent that Nabors is unable to transfer such risks to customers by contract or indemnification agreements, Nabors seeks protection through insurance which its management considers to be adequate. However, there is no assurance that such insurance or indemnification agreements will adequately protect Nabors against liability from all of the consequences of the hazards described above. The occurrence of an event not fully insured or indemnified against, or the failure of a customer to meet its indemnification obligations, could result in substantial losses to Nabors. In addition, there can be no assurance that insurance will be available to cover any or all of these risks, or, even if available, that it will be adequate or that insurance premiums or other costs will not rise significantly in the future, so as to make such insurance prohibitive.

THE PROFITABILITY OF NABORS' INTERNATIONAL OPERATIONS COULD BE ADVERSELY AFFECTED BY WAR, CIVIL DISTURBANCE, ECONOMIC TURMOIL OR CURRENCY FLUCTUATIONS

Nabors derives a significant portion of its business from international markets, including major operations in Canada, the Middle East, the Commonwealth of Independent States and South and Central America. These operations are subject to various risks, including the risk of war, civil disturbances and governmental activities, that may limit or disrupt markets, restrict the movement of funds or result in the deprivation of contract rights or the taking of property without fair compensation. In certain countries, Nabors' operations may be subject to the additional risk of fluctuating currency values and exchange controls. In the international markets in which Nabors operates, it is subject to various laws and regulations that govern the operation and taxation of its business and the import and export of its equipment from country to country, the imposition, application and interpretation of which can prove to be uncertain.

EXPOSURE TO ENVIRONMENTAL LIABILITIES COULD ADVERSELY AFFECT NABORS' RESULTS OF OPERATIONS

The drilling of oil and gas wells is subject to various federal, state, local and foreign laws, rules and regulations. The cost to Nabors of compliance with these laws and regulations may be substantial. For example, federal law imposes specific design and operational standards on rigs and platforms. Failure to comply with these requirements could subject Nabors to substantial civil and criminal penalties as well as potential court injunctions. In addition, federal law imposes a variety of regulations on "responsible parties" related to the prevention of oil spills and liability for damages from such spills. Nabors, as an owner and operator of onshore and offshore rigs, may be deemed to be a responsible party under federal law. Federal law assigns liability to a responsible party of oil removal costs and subjects a responsible party to a variety of public and private damages. In some circumstances, federal law imposes liability without regard to negligence or fault, resulting in substantial costs to the party upon whom such liability is imposed. Nabors generally tries to require its customers to contractually assume responsibility for compliance with environmental regulations. However, Nabors is not always successful in shifting all of these risks.

NABORS COULD BE ADVERSELY AFFECTED IF IT LOSES THE SERVICES OF MR. ISENBERG, MR. PETRELLO OR MR. STRATTON

Nabors' business is dependent to a significant extent upon the performance of certain key individuals, including Eugene M. Isenberg, Anthony G. Petrello and Richard A. Stratton. Each of these individuals has entered into an employment agreement with Nabors. The loss of the services of Mr. Isenberg, Mr. Petrello or Mr. Stratton could have a material adverse effect on Nabors.

THE MARKET PRICE OF NABORS COMMON STOCK COULD BE ADVERSELY AFFECTED BY THE SALE OF THE LARGE NUMBER OF SHARES THAT ARE AVAILABLE FOR SALE IN THE FUTURE

The sale, or availability for sale, of substantial amounts of Nabors common stock in the public market from the exercise of options and the conversion of convertible notes could adversely affect the prevailing market price of Nabors common stock and could impair Nabors' ability to raise additional capital through the sale of equity securities. As of March 15, 1999, there were 100,792,426 shares of Nabors common stock outstanding. As of that date, an additional 18,313,517 shares of Nabors common stock were reserved for issuance under options and warrants and 9,517,132 shares of Nabors common stock were reserved for issuance upon the conversion of convertible notes of Nabors. The exercise of certain of these options may cause Nabors to issue to the exercising holders additional options to purchase shares of Nabors common stock at an exercise price equal to the fair market value of Nabors common stock on the date of issuance, and Nabors may issue additional options in the future under stock option plans or otherwise. Certain of the shares to be issued upon the exercise of options may be "restricted securities," as that term is defined in Rule 144 promulgated under the Securities Act of 1933.

THE ABSENCE OF DIVIDENDS LIMITS THE ABILITY OF STOCKHOLDERS TO RECOGNIZE A RETURN ON AN INVESTMENT IN NABORS COMMON STOCK

Nabors does not anticipate that it will pay any dividends on the shares of Nabors common stock in the foreseeable future. Certain of Nabors' debt instruments restrict Nabors' ability to pay dividends or to make certain other distributions to shareholders.

NABORS HAS IMPLEMENTED ANTI-TAKEOVER MEASURES THAT COULD PREVENT NABORS' STOCKHOLDERS FROM RECOGNIZING A POSSIBLE PREMIUM ON THEIR SHARES

Nabors has implemented various measures which could hinder, delay or prevent a takeover of Nabors. These anti-takeover measures could prevent Nabors' shareholders from realizing a possible premium on their shares. The

Board of Directors of Nabors is divided into three classes of directors, with each class serving a staggered three-year term. In addition, the Board of Directors of Nabors has the authority to issue up to 10,000,000 shares of preferred stock and to determine the price, voting and other rights, conversion ratios, preferences and privileges of that stock without any vote or action by the holders of Nabors common stock. Although Nabors has no present plans to issue shares of preferred stock, the classified board and the ability of the Nabors Board to issue additional shares of preferred stock may discourage, delay or prevent changes in control of Nabors that are not approved by the Nabors Board.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item can be found under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Instruments and Market Risk" on page 45 of the 1998 Annual Report and is incorporated into this document by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 2, 1999, appear on pages 46 through 63 of the 1998 Annual Report and are incorporated herein by reference. With the exception of the specific information expressly incorporated into Items 1, 2, 3, 5, 6, 7, 7A, 8 and 14 of this document, the 1998 Annual Report is not deemed to be filed as part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by this item will be contained in the Nabors Industries, Inc. definitive proxy statement to be distributed in connection with its 1999 annual meeting of stockholders under the captions "Election of Directors" and "Executive Officers" and is incorporated into this document by reference. Section 16(a) of the Securities Exchange Act of 1934 requires Nabors' directors and executive officers, and persons who own more than 10% of a registered class of Nabors' equity securities, to file with the Securities and Exchange Commission and the American Stock Exchange initial reports of ownership and reports of changes in ownership of common stock and other equity securities of Nabors. Officers, directors and greater than 10% shareholders are required by Commission regulation to furnish Nabors with copies of all Section 16(a) forms which they file.

To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, with regard to the period from October 1, 1996 to December 31, 1998, all Section 16(a) filings required to be made by Nabors' officers, directors and greater than 10% beneficial owners were timely filed.

ITEM 11. EXECUTIVE COMPENSATION

Except as specified in the following sentence, the information called for by this item will be contained in the 1999 proxy statement under the caption "Remuneration of Management" and is incorporated into this document by reference. Information in Nabors' 1999 proxy statement not deemed to be "soliciting material" or "filed" with the Commission under its rules, including the Report of the Compensation Committee on Executive Compensation and the Five Year Stock Performance Graph, is not deemed to be incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by this item will be contained in Nabors' 1999 proxy statement under the caption "Share Ownership of Management and Principal Shareholders" and is incorporated into this document by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this item will be contained in Nabors' 1999 proxy statement under the captions "Business Relationships" and "Compensation Committee Interlocks and Insider Participation" and is incorporated into this document by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report:

         (1) Financial Statements of Nabors Industries, Inc. and Subsidiaries which are listed in Part II, Item 8 and are incorporated herein by reference from the 1998 Annual Report from the respective page numbers indicated:

                                                                                                      Page No.
                                                                                                      --------

                  Report of Independent Public Accountants..............................................46

                  Consolidated Balance Sheets...........................................................47

                  Consolidated Statements of Income.....................................................48

                  Consolidated Statements of Changes in Stockholders' Equity............................49

                  Consolidated Statements of Cash Flows.................................................50

                  Notes to Consolidated Financial Statements............................................51

         (2)      Financial Statement Schedules

                  Supplemental schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or related notes.

(b)      Exhibits

         Exhibit No.       Description

         3.1(1) Restated Certificate of Incorporation of Nabors Industries, Inc. dated March 4, 1997

         3.2(7)            Restated By-Laws of the Nabors Industries, Inc.
                           adopted December 4, 1997

         4.1(2) Indenture for Subordinated Debt Securities dated May 15, 1996 between Marine Midland Bank, Trustee and Nabors Industries, Inc. in connection with $172,500,000 aggregate principal amount of 5% Convertible Subordinated Notes due 2006 (the "5% Notes")

         4.2(2) Supplemental Indenture dated May 28, 1996 between Marine Midland Bank, Trustee and Nabors Industries, Inc. in connection with the 5% Notes

         4.3(3) Registration Rights Agreement dated as of April 30, 1996 between Nabors Industries, Inc. and Occidental Oil and Gas Corporation

         4.4(8) Indenture dated as of March 1, 1999 between Nabors Industries, Inc., as Issuer, and Norwest Bank Minnesota, National Association, as Trustee, in connection with $325,000,000 aggregate principal amount of 6.80% Notes due 2004 (the "6.80% Notes")

         4.5(8) Supplemental Indenture No. 1 dated as of March 1, 1999 between Nabors Industries, Inc., as Issuer, and Norwest Bank Minnesota, National Association, as Trustee, in connection with the 6.80% Notes

         10.1(4)           1993 Stock Option Plan for Non-Employee Directors

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

         10.5(3) 1994 Executive Stock Option Agreement effective December 28, 1994 between Nabors Industries, Inc. and Anthony G. Petrello

         10.6(3) 1994 Executive Stock Option Agreement effective December 28, 1994 between Nabors Industries, Inc. and Richard A. Stratton

         10.7(1) Employment Agreement effective October 1, 1996 between Nabors Industries, Inc. and Eugene M. Isenberg

         10.8(1) Employment Agreement effective October 1, 1996 between Nabors Industries, Inc. and Anthony G. Petrello

         10.9(7) Employment Agreement effective October 1, 1996 between Nabors Industries, Inc. and Richard A. Stratton

         10.10(6) Note Purchase Agreement between Nabors Industries, Inc. and John Hancock Mutual Life Insurance Company dated October 1, 1992

         10.11(7)          Nabors Industries, Inc. 1996 Chairman's Executive
                           Stock Plan

         10.12(7)          Nabors Industries, Inc. 1996 Executive Officers Stock
                           Plan

         10.13(7) Nabors Industries, Inc. 1996 Executive Officers Incentive Stock Plan

         10.14(7) Nabors Industries, Inc. 1997 Executive Officers Incentive Stock Plan

         10.15(7) Form of Indemnification Agreement entered into between Nabors Industries, Inc. and the directors and executive officers identified in the schedule thereto

         10.16(9) Agreement and Plan of Merger by and among Nabors Industries, Inc., Nabors Acquisition Corp. VII and Bayard Drilling Technologies, Inc., dated October 19, 1999, as amended

         10.17(10)         Agreement and Plan of Merger by and among Nabors
                           Industries, Inc., Starry Acquisition Corp. and Pool
                           Energy Services Co. dated as of January 10, 1999

         10.18(8) Underwriting Agreement dated March 4, 1999 between Nabors and the underwriters named therein

         10.19             Nabors Industries, Inc. 1998 Employee Stock Plan

         10.20             Nabors Industries, Inc. 1998 Chairman's Executive
                           Stock Plan

         10.21 Nabors Industries, Inc. 1999 Stock Option Plan for Non-Employee Directors

         11                Computation of Per Share Earnings

         12                Computation of Ratios of Earnings to Fixed Charges

         13(11)            1998 Annual Report to Stockholders

         21                Significant Subsidiaries of Nabors Industries, Inc.

         23                Consent of Independent Accountants

         27                Financial Data Schedule

         99.1(7) Credit Agreement among Nabors Industries, Inc., the subsidiary borrowers thereto, Bank of America National Trust and Savings Association, Wells Fargo Bank (Texas) National Association and the other financial institutions party thereto dated September 5, 1997

-------------------------

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

         (3) Incorporated by Reference to the Exhibits to Form 10-K, File No. 1-9245, filed with the Commission on December 29, 1996.

         (4) Incorporated by Reference to Form S-8, Registration No. 33-87322, filed with the Commission on December 29, 1994.

         (5) Incorporated by Reference to Form S-8, Registration No. 333-11313, filed with the Commission on September 3, 1996.

         (6) Incorporated by Reference to the Exhibits to Form 10-K, File No. 1-9245, filed with the Commission on December 29, 1992.

         (7) Incorporated by Reference to the Exhibits to Form 10-K, File No. 1-9245, filed with the Commission on December 29, 1997.

         (8) Incorporated by Reference to Post-Effective Amendment No. 1 to Registration Statement on Form S-3, Registration No. 333-25233, filed with the Commission on March 5, 1999.

         (9) Incorporated by Reference to Registration Statement on Form S-4, Registration No. 333-72397, filed with the Commission on February 16, 1999.

         (10) Incorporated by Reference to Form 8-K, File No. 1-9245, filed with the Commission on January 11, 1999.

         (11) With the exception of the specific information expressly incorporated into Items 1, 2, 3, 5, 6, 7, 7A, 8 and 14 of this document, the 1998 Annual Report is not deemed to be filed as part of this report.

(c)      Reports on Form 8-K:

o Report on Form 8-K filed with the Commission on January 11, 1999 with regard to the signing of a definitive merger agreement with Pool Energy Services Co.

o Report on Form 8-K filed with the Commission on February 3, 1999 with regard to Nabors Industries, Inc.'s earnings release for the quarter ended December 31, 1998.

o Report on Form 8-K filed with the Commission on March 1, 1999 with regard to Bayard Drilling Technologies, Inc.'s earnings release for the quarter ended December 31, 1998, Bayard's financial statements and Nabors' Year 2000 Compliance Program.

         SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 31, 1999.

                           NABORS INDUSTRIES, INC.


                           By:  /s/ Anthony G. Petrello
                                ---------------------------------------
                                  Anthony G. Petrello
                                  President and Chief Operating Officer

                           By:  /s/ Bruce P. Koch
                                ---------------------------------------
                                  Bruce P. Koch
                                  Vice President - Finance
                                  (Principal Financial and Accounting Officer)


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

 Signature                                                 Title                              Date
----------                                                 -----                              ----
/s/ Eugene M. Isenberg                               Chairman and                       March 31, 1999
------------------------------------                 Chief Executive Officer
Eugene M. Isenberg

/s/ Anthony G. Petrello                              President and                      March 31, 1999
------------------------------------                 Chief Operating Officer
Anthony G. Petrello

/s/ Richard A. Stratton                              Vice Chairman                      March 31, 1999
------------------------------------
Richard A. Stratton

/s/ Gary T. Hurford                                  Director                           March 31, 1999
------------------------------------
Gary T. Hurford

/s/ Hans Schmidt..                                   Director                           March 31, 1999
Hans Schmidt

/s/ Myron M. Sheinfeld                               Director                           March 31, 1999
------------------------------------
Myron M. Sheinfeld

/s/ Jack Wexler...                                   Director                           March 31, 1999
------------------------------------
Jack Wexler

/s/ Martin J. Whitman                                Director                           March 31, 1999
------------------------------------
Martin J. Whitman

                                        INDEX TO EXHIBITS
(b)      Exhibits

         Exhibit No.       Description

         3.1(1) Restated Certificate of Incorporation of Nabors Industries, Inc. dated March 4, 1997

         3.2(7)            Restated By-Laws of the Nabors Industries, Inc.
                           adopted December 4, 1997

         4.1(2) Indenture for Subordinated Debt Securities dated May 15, 1996 between Marine Midland Bank, Trustee and Nabors Industries, Inc. in connection with $172,500,000 aggregate principal amount of 5% Convertible Subordinated Notes due 2006 (the "5% Notes")

         4.2(2) Supplemental Indenture dated May 28, 1996 between Marine Midland Bank, Trustee and Nabors Industries, Inc. in connection with the 5% Notes

         4.3(3) Registration Rights Agreement dated as of April 30, 1996 between Nabors Industries, Inc. and Occidental Oil and Gas Corporation

         4.4(8) Indenture dated as of March 1, 1999 between Nabors Industries, Inc., as Issuer, and Norwest Bank Minnesota, National Association, as Trustee, in connection with $325,000,000 aggregate principal amount of 6.80% Notes due 2004 (the "6.80% Notes")

         4.5(8) Supplemental Indenture No. 1 dated as of March 1, 1999 between Nabors Industries, Inc., as Issuer, and Norwest Bank Minnesota, National Association, as Trustee, in connection with the 6.80% Notes

         10.1(4)           1993 Stock Option Plan for Non-Employee Directors

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

         10.5(3) 1994 Executive Stock Option Agreement effective December 28, 1994 between Nabors Industries, Inc. and Anthony G. Petrello

         10.6(3) 1994 Executive Stock Option Agreement effective December 28, 1994 between Nabors Industries, Inc. and Richard A. Stratton

         10.7(1) Employment Agreement effective October 1, 1996 between Nabors Industries, Inc. and Eugene M. Isenberg

         10.8(1) Employment Agreement effective October 1, 1996 between Nabors Industries, Inc. and Anthony G. Petrello

         10.9(7) Employment Agreement effective October 1, 1996 between Nabors Industries, Inc. and Richard A. Stratton

         10.10(6) Note Purchase Agreement between Nabors Industries, Inc. and John Hancock Mutual Life Insurance Company dated October 1, 1992

         10.11(7)          Nabors Industries, Inc. 1996 Chairman's Executive
                           Stock Plan

         10.12(7)          Nabors Industries, Inc. 1996 Executive Officers Stock
                           Plan

         10.13(7) Nabors Industries, Inc. 1996 Executive Officers Incentive Stock Plan

         10.14(7) Nabors Industries, Inc. 1997 Executive Officers Incentive Stock Plan

         10.15(7) Form of Indemnification Agreement entered into between Nabors Industries, Inc. and the directors and executive officers identified in the schedule thereto

         10.16(9) Agreement and Plan of Merger by and among Nabors Industries, Inc., Nabors Acquisition Corp. VII and Bayard Drilling Technologies, Inc., dated October 19, 1999, as amended

         10.17(10)         Agreement and Plan of Merger by and among Nabors
                           Industries, Inc., Starry Acquisition Corp. and Pool
                           Energy Services Co. dated as of January 10, 1999

         10.18(8) Underwriting Agreement dated March 4, 1999 between Nabors and the underwriters named therein

         10.19             Nabors Industries, Inc. 1998 Employee Stock Plan

         10.20             Nabors Industries, Inc. 1998 Chairman's Executive
                           Stock Plan

         10.21 Nabors Industries, Inc. 1999 Stock Option Plan for Non-Employee Directors

         11                Computation of Per Share Earnings

         12                Computation of Ratios of Earnings to Fixed Charges

         13(11)            1998 Annual Report to Stockholders

         21                Significant Subsidiaries of Nabors Industries, Inc.

         23                Consent of Independent Accountants

         27                Financial Data Schedule

         99.1(7) Credit Agreement among Nabors Industries, Inc., the subsidiary borrowers thereto, Bank of America National Trust and Savings Association, Wells Fargo Bank (Texas) National Association and the other financial institutions party thereto dated September 5, 1997

-------------------------

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

         (3) Incorporated by Reference to the Exhibits to Form 10-K, File No. 1-9245, filed with the Commission on December 29, 1996.

         (4) Incorporated by Reference to Form S-8, Registration No. 33-87322, filed with the Commission on December 29, 1994.

         (5) Incorporated by Reference to Form S-8, Registration No. 333-11313, filed with the Commission on September 3, 1996.

         (6) Incorporated by Reference to the Exhibits to Form 10-K, File No. 1-9245, filed with the Commission on December 29, 1992.

         (7) Incorporated by Reference to the Exhibits to Form 10-K, File No. 1-9245, filed with the Commission on December 29, 1997.

         (8) Incorporated by Reference to Post-Effective Amendment No. 1 to Registration Statement on Form S-3, Registration No. 333-25233, filed with the Commission on March 5, 1999.

         (9) Incorporated by Reference to Registration Statement on Form S-4, Registration No. 333-72397, filed with the Commission on February 16, 1999.

         (10) Incorporated by Reference to Form 8-K, File No. 1-9245, filed with the Commission on January 11, 1999.

         (11) With the exception of the specific information expressly incorporated into Items 1, 2, 3, 5, 6, 7, 7A, 8 and 14 of this document, the 1998 Annual Report is not deemed to be filed as part of this report.