Form 10-Q
period 1999-03-31
NABORS INDUSTRIES INC
filed 1999-05-17
CIK 798943

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


                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
                         COMMISSION FILE NUMBER: 1-9245

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

         The number of shares of Common Stock, par value $.10 per share, outstanding as of April 30, 1999 was 107,001,582.

================================================================================

                            NABORS INDUSTRIES, INC.


                                     INDEX

                                                                                                              PAGE NO.
                                                                                                              --------

Part I   Financial Information

    Item 1. Financial Statements

             Condensed Consolidated Balance Sheets as of
             March 31, 1999 and December 31, 1998  .............................................................   2

             Condensed Consolidated Statements of
             Income for the Three Months Ended
             March 31, 1999 and 1998  ..........................................................................   3

             Condensed Consolidated Statements of
             Changes in Stockholders' Equity for the Three
             Months Ended March 31, 1999 and 1998  .............................................................   4

             Condensed Consolidated Statements of Cash
             Flows for the Three Months Ended March 31,
             1999 and 1998  ....................................................................................   5

             Notes to Condensed Consolidated
             Financial Statements  .............................................................................   6

             Report of Independent Accountants  ................................................................   9

    Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations  .......................................................................................  10

Part II   Other Information

    Item 1. Legal Proceedings  .................................................................................  16

    Item 5. Other Information  .................................................................................  17

    Item 6. Exhibits and Reports on Form 8-K  ..................................................................  18

Signatures .....................................................................................................  19

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                          MARCH 31,       DECEMBER 31,
                                                                            1999             1998
                                                                         -----------      -----------
 ASSETS
 Current assets:
    Cash and cash equivalents                                            $   300,080      $    16,748
    Marketable securities                                                     13,782            6,702
    Accounts receivable, net                                                 123,671          174,304
    Inventory and supplies                                                    25,972           25,740
    Prepaid expenses and other current assets                                 37,795           42,021
                                                                         -----------      -----------
           Total current assets                                              501,300          265,515

 Property, plant and equipment, net                                        1,099,170        1,127,154
 Marketable securities                                                        33,833           23,890
 Other long-term assets                                                       65,793           33,683
                                                                         -----------      -----------
           Total assets                                                  $ 1,700,096      $ 1,450,242
                                                                         -----------      -----------

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Current portion of long-term obligations                             $     7,002      $    11,329
    Short-term borrowings                                                      4,640           74,565
    Trade accounts payable                                                    39,686           58,534
    Accrued liabilities                                                       83,801           85,262
    Income taxes payable                                                      14,068           14,668
                                                                         -----------      -----------
           Total current liabilities                                         149,197          244,358

 Long-term obligations                                                       537,967          217,034
 Other long-term liabilities                                                  46,750           49,182
 Deferred income taxes                                                        80,260           72,199
                                                                         -----------      -----------
           Total liabilities                                                 814,174          582,773
                                                                         -----------      -----------

  Commitments and contingencies

  Stockholders' equity:
    Preferred stock, par value $.10 per share:
         Authorized 10,000 shares; none issued or outstanding                     --               --
    Capital stock, par value $.10 per share:
         Authorized common shares 200,000;
           issued and outstanding 101,407 and 101,382                         10,141           10,138
         Authorized Class B shares 8,000; none issued or outstanding              --               --
    Capital in excess of par value                                           394,840          394,562
    Accumulated other comprehensive income                                    (4,775)         (10,983)
    Retained earnings                                                        490,533          478,569
    Less treasury stock, at  cost, 589 common shares                          (4,817)          (4,817)
                                                                         -----------      -----------
           Total stockholders' equity                                        885,922          867,469
                                                                         -----------      -----------
           Total liabilities and stockholders' equity                    $ 1,700,096      $ 1,450,242
                                                                         -----------      -----------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                   THREE MONTHS ENDED MARCH 31,
                                                       1999          1998
                                                    ---------      ---------

 Revenues                                           $ 149,692      $ 286,880
 Earnings (losses) from affiliates                      3,295           (106)
                                                    ---------      ---------
        Total revenues                                152,987        286,774
                                                    ---------      ---------

 Operating expenses:
    Direct costs                                       93,300        188,447
    General and administrative expenses                16,299         20,105
    Depreciation and amortization                      21,422         21,203
                                                    ---------      ---------
        Operating expenses                            131,021        229,755
                                                    ---------      ---------

 Operating income                                      21,966         57,019
                                                    ---------      ---------

 Other (expense) income:
   Interest expense                                    (5,405)        (3,739)
   Interest income                                      1,200            747
   Other income, net                                    1,852          9,992
                                                    ---------      ---------
        Other (expense) income                         (2,353)         7,000
                                                    ---------      ---------

 Income before income taxes                            19,613         64,019
                                                    ---------      ---------

 Income taxes:
    Current                                             3,784         11,065
    Deferred                                            3,865         13,262
                                                    ---------      ---------
        Income taxes                                    7,649         24,327
                                                    ---------      ---------

 Net income                                         $  11,964      $  39,692
                                                    ---------      ---------

 Earnings per share:
    Basic                                           $     .12      $     .39
                                                    ---------      ---------
    Diluted                                         $     .12      $     .36
                                                    ---------      ---------

 Weighted average number of shares outstanding:
    Basic                                             100,803        100,805
                                                    ---------      ---------
    Diluted                                           101,649        113,803
                                                    ---------      ---------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                            IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                   CAPITAL      ACCUMULATED
                                              CAPITAL STOCK        IN EXCESS       OTHER                                 TOTAL
                                          ---------------------     OF PAR     COMPREHENSIVE    RETAINED   TREASURY   STOCKHOLDERS'
                                          SHARES      PAR VALUE     VALUE          INCOME       EARNINGS    STOCK        EQUITY
                                          -------     ---------    ---------      --------      --------   -------      --------

 Balances, December 31, 1997              101,325      $ 10,133    $ 400,120      $  6,670      $353,581   $(3,164)     $767,340
                                          -------      --------    ---------      --------      --------   -------      --------
 Comprehensive income:
   Net income                                                                                     39,692                  39,692
   Translation adjustment                                                             (392)                                 (392)
   Unrealized gain on marketable
      securities, net                                                                  641                                   641
                                          -------      --------    ---------      --------      --------   -------      --------
            Total comprehensive income         --            --           --           249        39,692        --        39,941
                                          -------      --------    ---------      --------      --------   -------      --------

 Issuance of common shares for
      stock options exercised                  33             3          243                                                 246
 Tax benefit on stock option
      deductions                                                      11,587                                              11,587
 Return and retirement of common
      shares held in escrow in
      connection with the Adcor merger        (53)           (5)        (995)                                             (1,000)
                                          -------      --------    ---------      --------      --------   -------      --------
            Subtotal                          (20)           (2)      10,835            --            --        --        10,833
                                          -------      --------    ---------      --------      --------   -------      --------
  Balances, March 31, 1998                101,305      $ 10,131    $ 410,955      $  6,919      $393,273   $(3,164)     $818,114
                                          -------      --------    ---------      --------      --------   -------      --------

 Balances, December 31, 1998              101,382      $ 10,138    $ 394,562      $(10,983)     $478,569   $(4,817)     $867,469
                                          -------      --------    ---------      --------      --------   -------      --------
 Comprehensive income:
   Net income                                                                                     11,964                  11,964
   Translation adjustment                                                             (899)                                 (899)
   Unrealized gain on marketable
      securities, net                                                                7,107                                 7,107
                                          -------      --------    ---------      --------      --------   -------      --------
            Total comprehensive income         --            --           --         6,208        11,964        --        18,172
                                          -------      --------    ---------      --------      --------   -------      --------

 Issuance of common shares for
      stock options exercised                  25             3          278                                                 281
                                          -------      --------    ---------      --------      --------   -------      --------
            Subtotal                           25             3          278            --            --        --           281
                                          -------      --------    ---------      --------      --------   -------      --------
  Balances, March 31, 1999                101,407      $ 10,141    $ 394,840      $ (4,775)     $490,533   $(4,817)     $885,922
                                          -------      --------    ---------      --------      --------   -------      --------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)



                                                                        THREE MONTHS ENDED MARCH 31,
                                                                             1999          1998
                                                                          ---------      --------

 Net cash provided by operating activities                                $  46,390      $ 78,997
                                                                          ---------      --------

 Cash flows from investing activities:
    Purchases of marketable securities, trading                              (4,599)           --
    Cash received from disposition of long-term assets and businesses        10,942        22,533
    Cash paid for acquisitions of business, net                                  --          (719)
    Capital expenditures                                                    (18,264)      (76,280)
                                                                          ---------      --------
 Net cash used for investing activities                                     (11,921)      (54,466)
                                                                          ---------      --------

  Cash flows from financing activities:
    Increase in restricted cash                                                  (7)           (7)
    Increase (decrease) in long-term borrowings, net                        318,939          (339)
    Decrease in short-term borrowings, net                                  (68,925)      (29,022)
    Common stock transactions                                                   281           246
                                                                          ---------      --------
 Net cash provided by (used for) financing activities                       250,288       (29,122)
                                                                          ---------      --------

 Net increase (decrease) in cash and cash equivalents                       284,757        (4,591)

 Cash and cash equivalents, beginning of period                              16,748         5,623
 Cash of affiliates now accounted for under the equity method                (1,425)           --
                                                                          ---------      --------

 Cash and cash equivalents, end of period                                 $ 300,080      $  1,032
                                                                          ---------      --------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information

         The unaudited condensed consolidated financial statements of Nabors Industries, Inc. (collectively with its subsidiaries, the "Company") are prepared in conformity with generally accepted accounting principles ("GAAP"), but do not purport to be a complete presentation inasmuch as all note disclosures required by GAAP are not included. Reference is made to the Company's 1998 Annual Report on Form 10-K for additional note disclosures.

         In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1999, and the results of its operations and its cash flows for the periods ended March 31, 1999 and 1998 in accordance with GAAP. Interim results for the three months ended March 31, 1999 are not necessarily indicative of results which will be realized for the full year ending December 31, 1999.

Investment in Affiliates

         Beginning January 1, 1999, the Company's investments in several 50% owned joint ventures have been accounted for using the equity method of accounting, with the Company's equity in the earnings of these joint ventures recorded as a component of revenues in the condensed consolidated statements of income. For periods prior to January 1, 1999, these investments were accounted for using the proportional consolidation method whereby the Company's pro rata share of revenues and expenses were recorded as corresponding revenues and expenses of the Company.

         The following table summarizes the effect of the change in accounting method on the Company's balance sheet as of January 1, 1999:



                                        INCREASE
                                       (DECREASE)
                                        --------
                                      (IN THOUSANDS)

 Current assets                         $(12,806)
 Property, plant and equipment, net      (23,684)
 Other long-term assets                   27,155
                                        --------
   Total assets                         $ (9,335)
                                        --------

 Current liabilities                    $ (7,624)
 Long-term obligations                    (1,711)
                                        --------
   Total liabilities                    $ (9,335)
                                        --------


Depreciation Change

         The Company provides for the depreciation of its drilling rigs using the units-of-production method, after provision for salvage value. When a rig is not operating, the Company provides for a depreciation charge using the straight-line method over an assumed depreciable life of 20 years. Effective April 1, 1998, the Company changed the estimated depreciable lives of its operating rigs from 3,800 days to 4,200 days to better reflect the useful lives of these assets. It is estimated that the effect of this change in accounting estimate increased net income by less than $.01 per diluted share for the three months ended March 31, 1999 as compared to the prior year comparable period.

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Earnings Per Share

         Basic earnings per share for all periods presented equals net income divided by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock held in treasury. Diluted earnings per share for the three months ended March 31, 1998, reflects the assumed conversion of the aggregate principal amount of the $172.5 million, 5% Convertible Subordinated Notes due 2006, issued on May 28, 1996 (the "5% Notes") as conversion in that period would have been dilutive. As a result of the assumed conversion in that period, net income is adjusted to add back $1.3 million representing interest expense relating to the 5% Notes on an after tax basis. This adjusted net income is divided by the sum of: (1) the weighted average number of shares of common stock outstanding used for the basic computation, (2) the net effect of dilutive stock options and warrants, and (3) for the three months ended March 31, 1998, 9.5 million shares of common stock assumed to be issued on conversion of the 5% Notes. The 5% Notes are not assumed to be converted into common stock for the three months ended March 31, 1999 as this conversion would be anti-dilutive.

NOTE 2  SENIOR UNSECURED NOTES

         During March 1999 the Company issued $325.0 million of 6.80% senior unsecured notes due April 15, 2004 (the "6.80% Notes"). Interest on the 6.80% Notes is payable semi-annually on April 15 and October 15, commencing on October 15, 1999. The 6.80% Notes are redeemable in whole or in part, at the option of the Company at any time, at a redemption price equal to the greater of (1) 100% of their principal amount or (2) the sum of the present values of the remaining scheduled payments of principal and interest discounted to the date of redemption on a semi-annual basis using the comparable treasury security yield plus 25 basis points together in either case with accrued and unpaid interest. Certain restrictions have been imposed on the Company as a result of the issuance of the 6.80% Notes, including limitations on the incurrence of liens and certain sale-leaseback transactions.

         A portion of the proceeds from the issuance of the 6.80% Notes were used to repay certain short-term and long-term borrowings of the Company and to purchase rigs and related equipment from Bayard Drilling Technologies, Inc. ("Bayard"), a wholly owned subsidiary of the Company (Footnote 6). The proceeds from the equipment sale were subsequently used by Bayard to repay certain Bayard senior debt. The remaining proceeds from the issuance of the 6.80% Notes will be used for general corporate purposes, including but not limited to, working capital, investment in subsidiaries, retirement of other indebtedness if economically prudent and possible future business acquisitions. The Company has indicated that it is willing to use a portion of the proceeds from the issuance of the 6.80% Notes to fund Bayard's pending change of control offer for its 11% Senior Notes due 2005 (the "Bayard Notes"). The Company will do so only in the event it is able to purchase Bayard assets having a fair market value equal to amounts required to consummate the offer, subject to the execution of mutually satisfactory agreements and compliance with applicable contractual obligations (pursuant to Bayard's indenture governing the Bayard Notes or otherwise).

NOTE 3  CAPITAL STOCK

         During the three months ended March 31, 1999, options to acquire 25,125 shares of common stock were exercised at prices ranging from $6.25 to $17.00 per share.

NOTE 4  COMMITMENTS AND CONTINGENCIES

Capital Expenditures

         As of March 31, 1999, the Company had capital expenditure purchase commitments outstanding of approximately $5.5 million.

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Contingencies

         The Company is a defendant or otherwise involved in a number of lawsuits in the ordinary course of its business. In the opinion of management, the Company's ultimate liability with respect to these pending lawsuits is not expected to have a significant or material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

NOTE 5  SEGMENT INFORMATION

         The following table sets forth financial information with respect to the Company and its reportable segments:


                                              THREE MONTHS ENDED MARCH 31,
                                                 1999            1998
                                               ---------      ---------
                                                    (IN THOUSANDS)
 Revenues:
   Contract drilling                           $ 143,060      $ 256,357
   Manufacturing and logistics(1)                 12,024         32,519
   Other(2)                                       (2,097)        (2,102)
                                               ---------      ---------
     Total revenues                            $ 152,987      $ 286,774
                                               ---------      ---------

 Operating income (loss):
   Contract drilling                           $  21,284      $  53,689
   Manufacturing and logistics                     4,315          6,534
   Other(3)                                       (3,633)        (3,204)
                                               ---------      ---------
     Total operating income                    $  21,966      $  57,019
   Consolidated interest expense                  (5,405)        (3,739)
   Consolidated interest income                    1,200            747
   Consolidated other income                       1,852          9,992
                                               ---------      ---------
   Consolidated income before income taxes     $  19,613      $  64,019
                                               ---------      ---------



(1) The revenue reduction during the March 31, 1999 period reflects the change in accounting for certain 50% owned joint ventures (Footnote 1).

(2) Elimination of inter-segment manufacturing and logistics sales.

(3) Includes the elimination of inter-segment transactions and unallocated corporate expenses.

NOTE 6  SUBSEQUENT EVENTS

         During April 1999, the Company completed its acquisition of Bayard through the merger of Bayard and a wholly owned, special purpose subsidiary of the Company. Pursuant to the merger, each of the approximately 18.3 million shares of Bayard common stock were exchanged for .3375 shares of the Company's common stock and $.30 per share in cash (approximately 6.17 million shares and $5.5 million of cash in the aggregate). Approximately $116.0 million of Bayard debt remained outstanding as an obligation of Bayard immediately following the merger, which the Company does not intend to guarantee. Approximately $14.3 million of Bayard's senior debt has been paid since the merger pursuant to contractual requirements. The merger will be accounted for under the purchase method of accounting. Bayard owns 78 drilling rigs, 62 of which are actively marketed under an agreement with an affiliate. The majority of the rigs are located in the mid-continent region of the United States and south Texas with the balance of the fleet located throughout east Texas and Louisiana. In addition, Bayard has a significant inventory of new component equipment including drill pipe, engines and high horsepower mud pumps. Bayard also owns and operates a sizeable fleet of oilfield hauling equipment.

                       Report of Independent Accountants


To the Stockholders and Board of Directors of Nabors Industries, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Nabors Industries, Inc. and Subsidiaries as of March 31, 1999 and the related condensed consolidated statements of income, changes in stockholders' equity and cash flows for the three month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1998, and the related consolidated statements of income, changes in stockholders' equity and of cash flows for the year then ended (not presented herein), and in our report dated February 2, 1999 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998 is fairly stated in all material respects in relationship to the consolidated balance sheet from which it has been derived.



                                            PricewaterhouseCoopers LLP



Houston, Texas
April 21, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

         Company revenues for the first quarter of fiscal 1999 (the "Current Quarter") totaled $153.0 million, representing a decrease of $133.8 million, or 47%, as compared to the prior year period. Current Quarter operating income and net income totaled $22.0 million and $12.0 million ($.12 per diluted share), respectively, representing a decrease of 61% and 70% compared to the prior year period.

         The significant decline in crude oil prices that began during the fourth quarter of 1997 has resulted in the continued reduction in the demand for drilling and workover services in substantially all of the Company's areas of operation. The decline in oil prices stemmed from a reduction in demand growth rates brought about by the Asian recession and three consecutively warmer than normal winters in North America. Additionally, the supply of crude oil increased as a result of increased production quotas by the Organization of Petroleum Exporting Countries (OPEC) and renewed production by Iraq. The resulting excess supply of crude oil caused significant declines in crude oil prices throughout 1998. During the fourth quarter of 1998, crude oil prices averaged $12.90 per barrel, representing historically low inflation adjusted levels. Although crude oil prices showed some improvement by the end of the Current Quarter, the Current Quarter average was only $13.14 per barrel. Natural gas prices were also lower than the prior year comparable period as warmer than normal winters in North America during 1997, 1998 and 1999 weakened demand. The reduced prices for oil and gas led to sharp declines in the demand for drilling and workover services on a worldwide basis, as oil and gas companies significantly reduced capital spending for exploration, development and production activities. The total active US land rig count has continued to decline throughout the Current Quarter, reaching historically low levels by quarter end. These factors have resulted in a reduction in the Company's rig utilization and rig dayrates as compared to the prior year period.

         Recently, oil production cuts by OPEC have strengthened crude oil prices. North American natural gas prices have also improved as a result of steady demand coupled with reduced supply resulting from depletion and reduced drilling activity. However, the near-term outlook for drilling activity remains uncertain and these increases have not translated into increases in rig utilization and profitability. As a result of seasonal slowdowns for the Canadian operation and the trailing effects of rigs that were idled in Alaska during the Current Quarter, revenues and profitability for these operating areas will be lower during the second quarter of 1999. Additionally, any further deterioration of the current market may result in lower rig activity and rig dayrates in all of the Company's areas of operation. As a result, revenues and profitability are not expected to improve in the near future.

         The following tables set forth certain financial information with respect to the Company's operating segments, the Company's rig activity and certain industry data:

                                 THREE MONTHS ENDED MARCH 31,
                                      1999          1998         INCREASE (DECREASE)
                                   ---------      ---------      --------------------
                                           (IN THOUSANDS, EXCEPT PERCENTAGES)
 Revenues:
   Contract drilling               $ 143,060      $ 256,357      $(113,297)     (44%)
   Manufacturing and logistics        12,024         32,519        (20,495)     (63%)
   Other(1)                           (2,097)        (2,102)             5        0%
                                   ---------      ---------      ---------
     Total revenues                $ 152,987      $ 286,774      $(133,787)     (47%)
                                   ---------      ---------      ---------

 Operating income (loss):
   Contract drilling               $  21,284      $  53,689      $ (32,405)     (60%)
   Manufacturing and logistics         4,315          6,534         (2,219)     (34%)
   Other(1)                           (3,633)        (3,204)          (429)     (13%)
                                   ---------      ---------      ---------
     Total operating income        $  21,966      $  57,019      $ (35,053)     (61%)
                                   ---------      ---------      ---------

                                         THREE MONTHS ENDED MARCH 31,
                                           1999               1998            INCREASE (DECREASE)
                                         --------           --------          -------------------

Rig activity(2):
  Rig years(3)                            133.9              246.4             (113)     (46%)
  Rig utilization                            32%                59%             (27%)    (46%)

Industry data:
  Average West Texas
    intermediate crude oil
    spot ($/bbl)(4)                       13.14              15.95            (2.81)     (18%)
  Average US natural gas
    spot ($/mcf)(4)                        1.74               2.11            (0.37)     (18%)
  Average US land rig
    count(5)                                433                809             (376)     (46%)
  Average International
    land rig count(5)                       417                543             (126)     (23%)


(1) Includes the elimination of inter-segment transactions and unallocated corporate expenses.

(2) Excludes labor contracts and Gibson workover and well servicing rigs, which were sold in January 1998.

(3) Rig years represents a measure of the number of equivalent rigs operating during a given period. For example, one rig operating 182.5 days during a 365-day period represents 0.5 rig years.

(4) Source: Bloomberg

(5) Source: Baker Hughes

         Contract Drilling. Contract drilling revenues totaled $143.1 million during the Current Quarter, representing a decrease of 44% compared with the prior year period. Equivalent rig years decreased to 133.9 years during the Current Quarter from an average of 246.4 years during the prior year period. Substantially all of the Company's contract drilling operations experienced declines in drilling activity as compared to the prior year as a result of lower demand for drilling and workover services caused by lower crude oil and natural gas prices.

         Alaskan revenues were lower than the prior year period as a result of lower equivalent rig years and lower average dayrates. A number of rig contracts were not renewed during the Current Quarter as a result of the prevailing market conditions. This reduction in drilling activity was partially offset by the contribution of two newly constructed 1,000 horsepower redrilling and recompletion drilling rigs, 7ES and 9ES, which commenced five-year contracts during the fourth quarter of 1998.

         Canadian revenues were significantly lower than the prior year period as a result of lower equivalent rig years and dayrates associated with the reduced demand for drilling services. The Canadian operation rig fleet increased as compared to the prior year period as a result of the purchase of seven rigs from Can-Tex Drilling and Exploration Ltd. during the second quarter of 1998.

         US Lower 48 revenues decreased significantly as this operation continues to be the most severely impacted by current market conditions. The decline in active rigs has been more prevalent for the Company's shallower mechanical rig fleet, however, all rig categories have been adversely impacted. Dayrates for all classes of rigs have decreased compared to the prior year period. The impact of reduced activity levels and lower dayrates on US Lower 48 margins was somewhat mitigated as an increased percentage of the Company's working rigs were deep drilling, silicon-controlled rectifier rigs, which typically command higher dayrates than shallower mechanical rigs.

         International operation revenues decreased from the prior year period as a result of reduced drilling activity in the Middle East and South America. Middle Eastern revenues declined as a result of significant reductions in drilling activity in Saudi Arabia. South American revenues were down from the prior year as a result of lower equivalent rig years in Venezuela and Colombia. These decreases were partially offset by the contribution of four rigs that commenced operations in Bolivia during the second half of 1998.

         Offshore revenues decreased as a result of a significant decline in workover activity in the Gulf of Mexico. The Company's platform workover rigs and jack up workover rigs experienced fewer operating days and lower dayrates as a result of the decrease in demand. Revenues for the Company's platform drilling rigs operating in the Gulf of Mexico were relatively flat as compared to the prior year period. Internationally, platform workover revenues increased as a result of the redeployment of three Super Sundowner(R) rigs, which began operations offshore Mexico during the fourth quarter of 1998.

         Manufacturing and logistics. Manufacturing and logistics revenues were $12.0 million during the Current Quarter compared with $32.5 million during the prior year period, representing a 63% decrease. This decrease was primarily attributable to a change in the method of accounting for the Company's investments in several 50% owned joint ventures. Beginning January 1, 1999, these joint ventures have been accounted for using the equity method of accounting, with the Company's equity in the earnings of the joint ventures recorded as a component of revenues in the condensed consolidated statements of income. During the prior year period, these investments were accounted for using the proportional consolidation method whereby the Company's pro rata share of revenues and expenses were recorded as corresponding revenues and expenses of the Company. This change in accounting method resulted in a decrease in revenues in the Current Quarter despite the operating results for Peak Oilfield Services, the Company's Alaskan construction and logistics joint venture, remaining relatively unchanged from the prior year period. Canrig revenues were lower than the prior year period as a result of decreased portable top drive sales associated with the current depressed market conditions. This decrease was somewhat mitigated, however, by the introduction of a top drive rental fleet throughout 1998. Revenues for Epoch, the Company's drilling operation software and instrumentation provider were also lower than the prior year as a result of decreased industry activity.

         The following table sets forth selected consolidated financial information of the Company expressed as a percentage of total operating revenues excluding earnings (losses) from affiliates:


                                        THREE MONTHS ENDED MARCH 31,
                                             1999        1998
                                            -----       -----

 Revenues                                   100.0%      100.0%
                                            -----       -----

 Operating expenses:
    Direct costs                             62.3%       65.7%
    General and administrative expenses      10.9%        7.0%
    Depreciation and amortization            14.3%        7.4%
                                            -----       -----
        Operating expenses                   87.5%       80.1%
                                            -----       -----

 Operating income                            12.5%       19.9%

 Other (expense) income                      (1.6%)       2.5%
                                            -----       -----

 Income before income taxes                  10.9%       22.4%

 Income taxes                                 5.1%        8.5%
                                            -----       -----

 Net income                                   5.8%       13.9%
                                            -----       -----


         Direct costs as a percentage of revenues decreased to 62.3% during the Current Quarter as compared to 65.7% during the prior year. The resulting increase in the gross margin percentage during the Current Quarter is the result of an increased percentage of the Company's revenues being generated by the Company's more profitable areas of operation. Although average dayrates are lower than in the prior year period for many of the Company's operating areas, a lower percentage of the Company's revenues were derived from the US Lower 48 operation during the Current Quarter. Contracts in the US Lower 48 generally earn a lower gross margin percentage than Alaska, international and offshore contracts. Additionally, the change in the method of accounting for the Company's investments in several joint ventures increased the gross margin percentage as the Company's equity in the earnings of the joint ventures is now recorded as revenue. General and administrative expenses as a percentage of revenues increased during the Current Quarter due to the decline in the Company's revenues, as these expenses were spread over a smaller revenue base. The Company has effected significant reductions in overhead costs in light of the current market environment. Depreciation expense as a percentage of revenues increased during the Current Quarter as a result of the decrease in revenues, significant capital expenditures and a number of acquisitions completed during 1998.

         Interest expense increased during the Current Quarter as a result of increased short-term borrowings during the period as well as the March 1999 issuance of $325.0 million of 6.80% senior unsecured notes due April 15, 2004 (the "6.80% Notes"). Interest income increased during the Current Quarter as a result of interest earned on the remaining proceeds from the 6.80% Notes.

         Other income decreased during the Current Quarter as compared to the prior year. During the Current Quarter, other income consisted primarily of unrealized holding gains recognized on investments in marketable equity securities. During the prior year, gains were recognized on the January 1998 sale of J.W. Gibson, the Company's land workover and well servicing operation.

         The effective tax rate during the Current Quarter was 39%, as compared to an effective tax rate of 38% for the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

         Despite the current market conditions, the Company generates significant cash from operations. The Company also has substantial borrowing capacity under various credit facility arrangements. Additionally, the Company has access to public debt and equity capital markets. The Company's senior unsecured debt rating as provided by Moody's Investor Service and Standard & Poor's is "A3" and "BBB+", respectively.

         During March 1999 the Company issued the 6.80% Notes. Interest on the 6.80% Notes is payable semi-annually on April 15 and October 15, commencing on October 15, 1999. The 6.80% Notes are redeemable in whole or in part, at the option of the Company at any time, at a redemption price equal to the greater of (1) 100% of their principal amount or (2) the sum of the present values of the remaining scheduled payments of principal and interest discounted to the date of redemption on a semi-annual basis using the comparable treasury security yield plus 25 basis points together in either case with accrued and unpaid interest. Certain restrictions have been imposed on the Company as a result of the issuance of the 6.80% Notes, including limitations on the incurrence of liens and certain sale-leaseback transactions.

         A portion of the proceeds from the issuance of the 6.80% Notes were used to repay certain short-term and long-term borrowings of the Company and to purchase rigs and related equipment from Bayard Drilling Technologies, Inc. ("Bayard"), a wholly owned subsidiary of the Company (Footnote 6). The proceeds from the equipment sale were subsequently used by Bayard to repay certain Bayard senior debt. The remaining proceeds from the issuance of the 6.80% Notes will be used for general corporate purposes, including but not limited to, working capital, investment in subsidiaries, retirement of other indebtedness if economically prudent and possible future business acquisitions. The Company has indicated that it is willing to use a portion of the proceeds from the issuance of the 6.80% Notes to fund Bayard's pending change of control offer for its 11% Senior Notes due 2005 (the "Bayard Notes"). The Company will do so only in the event it is able to purchase Bayard assets having a fair market value equal to amounts required to consummate the offer, subject to the execution of mutually satisfactory agreements and compliance with applicable contractual obligations (pursuant to Bayard's indenture governing the Bayard Notes or otherwise).

         The Company had working capital of $352.1 million as of March 31, 1999, representing a $330.95 million increase as compared to December 31, 1998. The increase in working capital is primarily attributable to the significant increase in cash, representing the remaining proceeds from the issuance of the 6.80% Notes. Additionally, proceeds from the 6.80% Notes were used to significantly reduce short-term borrowings as compared to December 31, 1998. The balances of accounts receivable and accounts payable have decreased as compared to December 31, 1998 as a result of the decline in drilling activity. Other long-term assets increased as a result of the change in the method of accounting for the Company's investments in several joint ventures (Footnote
1). The Company's long-term obligations increased as a result of the issuance of the 6.80% Notes. As a result of the issuance of the 6.80% Notes, the Company's ratio of funded debt to funded debt plus stockholders' equity, commonly referred to as the debt to capital ratio, was 0.38:1 as of March 31, 1999 as compared to 0.26:1 as of December 31, 1998.

         Net cash provided by operating activities totaled $46.4 million during the Current Quarter, compared to $79.0 million during the prior year period. During the Current Quarter and prior year period, net income was increased for non-cash items such as depreciation and deferred taxes and cash was provided from changes in the Company's working capital accounts.

         Net cash used for investing activities totaled $11.9 million during the Current Quarter compared to $54.5 million during the prior year period. Cash used for capital expenditures represented the primary use of cash during both the Current Quarter and the prior year period. During the Current Quarter and prior year period, cash was provided from the disposition of long-term assets and business.

         Financing activities provided cash totaling $250.3 million during the Current Quarter, but used cash of $29.1 million during the prior year period. During the Current Quarter, cash was provided by the issuance of the 6.80% Notes. During the Current Quarter and prior year period, cash was used to reduce short-term borrowings.

         The Company's cash and cash equivalents and investments in short-term marketable securities totaled $313.9 million as of March 31, 1999. In addition, the Company had long-term investments in marketable securities of $33.8 million. The Company currently has credit facility arrangements with various banks with total availability of $253.4 million. As of March 31, 1999, remaining availability, after borrowings on the facilities and outstanding letters of credit, totaled approximately $234.3 million.

         The Company may also offer and sell up to $25.0 million in debt securities, preferred stock, common stock, depository shares or warrants pursuant to an effective universal shelf registration statement on file with the Securities and Exchange Commission.

         During April 1999, the Company completed its acquisition of Bayard through the merger of Bayard and a wholly owned, special purpose subsidiary of the Company. Pursuant to the merger, each of the approximately 18.3 million shares of Bayard common stock were exchanged for .3375 shares of the Company's common stock and $.30 per share in cash (approximately 6.17 million shares and $5.5 million of cash in the aggregate). Approximately $116.0 million of Bayard debt remained outstanding as an obligation of Bayard immediately following the merger, which the Company does not intend to guarantee. Approximately $14.3 million of Bayard's senior debt has been paid since the merger pursuant to contractual requirements. The merger will be accounted for under the purchase method of accounting. Bayard owns 78 drilling rigs, 62 of which are actively marketed under an agreement with an affiliate. The majority of the rigs are located in the mid-continent region of the United States and south Texas with the balance of the fleet located throughout east Texas and Louisiana. In addition, Bayard has a significant inventory of new component equipment including drill pipe, engines and high horsepower mud pumps. Bayard also owns and operates a sizeable fleet of oilfield hauling equipment.

         As of March 31, 1999, the Company had capital expenditure purchase commitments outstanding of approximately $5.5 million.

         During January 1999, the Company executed a definitive merger agreement with Pool Energy Services Co. ("Pool"), pursuant to which each of the approximately 18.9 million shares of Pool common stock not owned by the Company prior to the merger will be exchanged for 1.025 shares of the Company's common stock (approximately 19.4 million shares). As of December 31, 1998, Pool had approximately $173.5 million of long-term debt that will remain an obligation of Pool after the acquisition. The merger, which is subject to the approval of Pool's shareholder's, the customary regulatory approvals and other closing conditions, will be accounted for under the purchase method of accounting and is expected to close during the third quarter of 1999. As of December 31, 1998 Pool operated 29 land drilling rigs, 27 offshore rigs in the Gulf of Mexico and 783 workover rigs in the Unites States. As of December 31, 1998 Pool also owned 24 offshore support vessels, more than 300 fluid hauling trucks and a large quantity of fluid storage tanks.

         Projected capital expenditures for 1999 are expected to reflect substantial reductions in cash spending as a result of current market conditions. The Company has historically completed a number of acquisitions and will continue to evaluate opportunities to acquire assets or businesses to enhance the Company's core operations. Such capital expenditures and acquisitions are at the discretion of the Company and will depend on management's view of market conditions and other factors.

         The current cash and cash equivalents, short-term investments, credit facility position, and projected cash flow generated from current operations, are expected to adequately finance the Company's sustaining capital and debt service requirements for the next twelve months.

OTHER MATTERS

YEAR 2000 ISSUE AND COMPLIANCE PROGRAM

         Background - The Year 2000 problem ("Y2K") refers to the fact that a number of computers, computer programs and other equipment with embedded chips or processors (referred to collectively as "Systems") in use today, use two digits rather than four digits to define the applicable year. Any Systems that are date sensitive may recognize a date of "00" as the year 1900 rather than the year 2000. This could result in miscalculations or System failures causing disruptions of operations, as well as potentially exposing the Company to third party liability.

         Y2K Compliance Program - The Company has initiated a Y2K compliance program to ensure that all of the critical Systems and processes that are under its direct control remain functional. The Company has organized a task force of key employees and engaged an outside consultant to assist in the management of its Y2K compliance program. The Company's Y2K compliance program focuses on the Company's Systems as well as the Systems of key third party service providers, product suppliers and customers. The first phase of the program consisted of inventorying or identifying all Systems. The identified Systems are being prioritized and all critical Systems are being assessed for Y2K compliance as part of the second phase of the program. In the third phase, Systems have been or will be remediated or replaced as necessary and contingency plans will be developed if deemed appropriate. The fourth phase involves testing all critical systems to ensure Y2K compliance. The Company has substantially completed the inventory and assessment phases of the program and is moving forward with the remediation and testing phases as necessary. The Company anticipates the entire program being completed well in advance of the year 2000.

         Critical Systems - The Systems that are critical to the Company's operations include both its accounting and administrative Systems and its operational Systems. Upgrades to a number of the Company's accounting and administrative Systems in the ordinary course of business have had the added benefit of resolving certain Y2K compliance issues. Accordingly, the Company believes its critical accounting and administrative Systems, which consists primarily of computer hardware and software, to be substantially Y2K compliant. The Company's critical operational Systems consist primarily of Systems in use on the Company's drilling rigs. The Company has completed an inventory of each drilling rig's critical Systems and has substantially completed assessing these Systems for Y2K compliance. The Company's mechanical rigs appear to be Y2K compliant. Currently, the Company is not in a position to reasonably predict the likely worst case Y2K scenario for its SCR drilling rigs, but expects to be able to do so following the completion of its drilling rig assessment on or about June 30, 1999.

         Nabors Products - Two of the Company's subsidiaries manufacture and sell software, instrumentation and top drive systems to affiliates and third parties. Manufacturers may have added exposure to third parties that can be mitigated, in part, by early notification and remediation. Epoch has thoroughly investigated its hardware and software products for Y2K compliance. With the exception of PERC versions 4.0 and earlier, and DRS for DOS, all are Y2K compliant. Epoch has upgrades available for both of the non-compliant products that will make them Y2K compliant and provide additional benefits for customers. Epoch has alerted all customers who purchased non-compliant products as to the potential problems, and has offered to sell them the upgrades. Most of the customers have upgraded or agreed to upgrade. The remaining customers either have determined not to upgrade or are still assessing their systems. Canrig has identified four embedded chips in its top drives and has contacted the manufacturers of the chips. The manufacturers all have certified that the chips are Y2K compliant. In operating the top drives, no dates are entered and no calculations are made utilizing dates. The Company is attempting to determine whether any test can be used to validate the manufacturers' certifications.

         Key Third Parties - Third parties that are key to the Company's operations include suppliers that provide capital equipment and other supplies and services essential to the operation of the Company's drilling rigs or business, and customers that provide a source of revenue and cash flow to the Company. Any significant Y2K disruptions of the Company's key suppliers and customers could adversely impact the Company's financial condition, results of operations or cash flows. The Company is directly contacting key suppliers and customers and is reviewing published information of various suppliers to determine the state of their Y2K readiness. Because the Company must rely on representations made by key third parties with respect to their state of Y2K readiness, it cannot guarantee that all of the Systems of key third parties that are relied upon by the Company will remain functional. The Company has substantially completed identifying and contacting all key third parties with respect to their Y2K readiness.

         Costs - To date, the incremental costs incurred by the Company that relate solely to the Y2K compliance program have not been and are not expected to be material. These costs are exclusive of upgrades made to the Company's Systems in the ordinary course of business and consist primarily of fees paid to an outside consultant and internal employee time. The Company does not separately track the internal costs incurred for the Y2K project, which consist primarily of payroll and related costs associated with employee time. Based upon the Company's current assessments, the costs to complete the Company's Y2K compliance program will not have a material effect on the Company's financial condition, results of operations or cash flows. All current and future costs related to the Company's Y2K compliance program have been and are expected to be funded with cash generated from the Company's operations.

         Risks - There are numerous uncertainties that make the ultimate impact of Y2K disruptions in the United States or other countries where the Company operates difficult to predict. While the Company will obtain representations from key third parties with respect to their Y2K readiness, there will be certain Systems or processes relied on by the Company that are outside of the Company's control. The failure by key third parties to correct their Y2K issues could adversely effect the Company. Additionally, the Company could be unsuccessful in identifying and remediating or replacing all of its non-compliant Systems, and as such, the Company's financial condition, results of operations and cash flows could be materially impacted. While the Company does not currently anticipate any catastrophic System failures, no assurances can be made that such failures will not ultimately occur.

         Contingency Plans - If during the course of the Company's assessment of its critical Systems, it is determined that the risk of Y2K disruptions is significant, contingency plans will be developed as appropriate. Such plans might include the use of alternative service providers or product suppliers. Currently, the Company does not have any contingency plans in place based on current Y2K readiness assessments.

FORWARD-LOOKING STATEMENTS

         The statements in this document that relate to matters that are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Exchange Act of 1934. When used in this document, words such as "anticipate", "believe", "expect", "plan", "intend", "estimate", "project", "will", "could", "may", "predict" and similar expressions are intended to identify forward-looking statements. Future events and actual results may differ materially from the results set forth or implied in the forward-looking statements. Factors that might cause such a difference include:

         o fluctuations in worldwide prices of oil and natural gas and demand for oil and natural gas;

         o fluctuations in levels of oil and gas exploration and development activities;

         o  fluctuations in the demand for contract drilling services;

         o the existence of competitors, technological changes and developments in the industry;

         o the existence of operating risks inherent in the contract drilling industry;

         o  the existence of regulatory uncertainties;

         o the possibility of political instability in any of the countries in which Nabors does business; and

         o  year 2000 issues and general economic conditions.

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


PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On April 7, 1999, Nabors Industries, Inc. completed the acquisition of Bayard Drilling Technologies, Inc., a Delaware corporation. Following the acquisition, Bayard has continued its existence as a wholly owned subsidiary of Nabors, and Nabors has not undertaken to guarantee any liabilities or obligations of Bayard. At the time of the acquisition, Bayard was party to the following legal proceedings:

         A purported class action lawsuit is pending against Bayard, certain directors and officers of Bayard, the managing underwriters of Bayard's initial public offering, and certain former stockholders of Bayard, alleging violations of federal securities laws in connection with its initial public offering. The lawsuit, Yuan v. Bayard Drilling Technologies, Inc., et al. ("Yuan"), was filed on February 3, 1998 in the United States District Court for the Western District of Oklahoma. The principal plaintiff in Yuan is Tom Yuan. The defendants in this case include Bayard, Chesapeake, Energy Spectrum LLC, certain former directors and officers of Bayard (James E. Brown, David E. Grose, Carl B. Anderson, III, Merrill A. Miller, Jr., Sidney L. Tassin, Lew O. Ward and Mike Mullen), Roy T. Oliver and the underwriters in the offering (Donaldson, Lufkin & Jenrette Securities Corporation, Lehman Brothers, Inc., Prudential Securities, Inc., Rauscher Pierce Refsnes, Inc. (a predecessor to Dain Rauscher Incorporated) and Raymond James & Associates, Inc.).

         The plaintiffs in this lawsuit purport to sue on their own behalf and on behalf of all persons who purchased shares of Bayard common stock on or traceable to the initial public offering. In the lawsuit, plaintiffs allege claims against all defendants under the Securities Act of 1933. The plaintiffs allege that the registration statement and prospectus for Bayard's initial public offering contained materially false and misleading information and omitted material facts. In particular, the plaintiffs allege that such registration statement and prospectus failed to disclose financial difficulties of Chesapeake, Bayard's largest customer, and the effects of such difficulties on Chesapeake's ability to continue to provide Bayard with substantial drilling contracts. The complaint further alleges that Bayard failed to disclose pre-offering negotiations with R. T. Oliver Drilling, Inc., whom the plaintiffs allege was a related party, for the purchase of drilling rigs. In addition, the complaint alleges that Bayard failed to disclose that its growth strategy required costly refurbishment of older drilling rigs that would dramatically increase Bayard's costs, which could not be sustained by internally generated cash flows. Plaintiffs are seeking rescission and damages.

         Two other related suits, Khan v. Bayard Drilling Technologies, Inc., et al. ("Khan") and Burkett v. Bayard Drilling Technologies, Inc., et al. ("Burkett"), were filed in District Court in and for Oklahoma County, State of Oklahoma on January 14, 1998 and February 2, 1998, respectively, and alleged essentially the same claims as Yuan. These suits were consolidated with Yuan, and the plaintiffs in Khan and Burkett, along with others, have been appointed as lead plaintiffs in the Yuan federal court suit. An amended consolidated complaint was filed on July 30, 1998 and a motion to dismiss has been filed by Bayard and the other defendants and is currently pending before the court.

         Nabors and Bayard believe the allegations in the lawsuits referenced above are without merit and Bayard is defending vigorously the claims brought against it. Neither Nabors nor Bayard is able, however, to predict the outcome of these lawsuits or the costs to be incurred in connection with their defense and there can be no assurance that this litigation will be resolved in Bayard's favor. An adverse result or prolonged litigation could have a material adverse effect on the financial position or results of operations of Bayard.

         Nabors and its subsidiaries are defendants or otherwise involved in a number of other lawsuits in the ordinary course of their business. In the opinion of management, Nabors' ultimate liability with respect to these pending lawsuits is not expected to have a significant or material adverse effect on the Nabors' consolidated financial position or results of operations.

ITEM 5.  OTHER INFORMATION

Bayard Acquisition and Change of Control Offer

         As discussed above under Part II, Item 1, Nabors acquired Bayard on April 7, 1999, but Bayard remains a separate corporation, and Nabors has not undertaken to guarantee any of the liabilities or obligations of Bayard. As a result of the change of control of Bayard, pursuant to the terms of an outstanding indenture, on May 7, 1999 Bayard made an offer to purchase all of $100.0 million aggregate principal amount of its 11% Senior Notes due 2005 at a purchase price of 101% of such principal amount plus accrued and unpaid interest. In the offer, Bayard disclosed that it does not expect to have funds available to make the upcoming June 30 interest payment on its 11% notes and that it must make arrangements to procure the funds necessary to complete the change of control offer.

         Nabors is not obligated to fund payments required to be made in the offer by Bayard. Nabors has funds sufficient to fund the offer by Bayard, and is prepared to do so, but only in the event it is able to purchase Bayard assets having a fair market value equal to the amounts required to consummate the offer, and will also be subject to the execution of mutually satisfactory agreements and compliance with applicable contractual obligations of Bayard (pursuant to Bayard's indenture or otherwise). Except as set forth above, Nabors is not prepared (1) to advance or make funds available to Bayard to meet any Bayard financial obligations, including making funds available on any 11% notes after expiration of the offer and payment on notes tendered in the offer, making funds available for the June 30, 1999 interest payment on Bayard's 11% notes or otherwise making funds available to Bayard, or (2) to assume any of Bayard's debt obligations or other liabilities. Nabors reserves the right to change this position, in its sole and absolute discretion.

         In the event Bayard is unable to fund the offer or to make the June 30 interest payment, it will be in default under its indenture. A default under the Bayard indenture could trigger cross defaults under Bayard's other outstanding obligations, and could result in Bayard and its subsidiaries making a voluntary or involuntary bankruptcy filing. Neither a default under the Bayard indenture nor a bankruptcy filing by Bayard and its subsidiaries is expected to trigger any cross defaults under debt obligations of Nabors and its other subsidiaries or otherwise to have a material adverse effect on the Nabors' consolidated financial position or results of operations.

Pool Acquisition

         As of January 10, 1999, Nabors and a special purpose subsidiary of Nabors entered into an agreement and plan of merger with Pool Energy Services Co. The merger remains subject to certain closing conditions, including the approval of the holders of at least two-thirds of the outstanding common stock of Pool, the registration with the Securities and Exchange Commission of the shares of Nabors common stock to be issued in the merger and the expiration or termination of the applicable waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"). Nabors and Pool each has received a second request letter from the Department of Justice with respect to their pre-merger filings under the HSR Act, and are working to comply with the letters. Subject to satisfaction of these and other conditions to closing set forth in the merger agreement, Nabors expects the transaction to close during the third quarter of 1999. However, there can be no assurance that these conditions will be met within the time periods provided in the merger agreement or that the transaction will be consummated.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         11       Statement re: Computation of Per Share Earnings

         15.1     Awareness Letter of Independent Accountants

         27       Financial Data Schedule

         99.1 Indenture (the "Bayard Indenture") dated as of June 26, 1998 among Bayard, the guarantors named therein and U.S. Trust company of Texas, N.A. with respect to $100,000,000 aggregate principal amount of 11% Senior Notes due 2005.

         99.2 First Supplemental Indenture dated as of April 7, 1999 to the Bayard Indenture.


         (b)      Reports on Form 8-K

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

          o Report on Form 8-K filed with the Commission on April 22, 1999 with regard to the acquisition of Bayard Drilling Technologies, Inc.

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

                                       NABORS INDUSTRIES, INC.



                                   /s/ Anthony G. Petrello
                                   -----------------------------------------
                                   Anthony G. Petrello
                                   President and Chief Operating Officer



                                   /s/ Bruce P. Koch
                                   -----------------------------------------
                                   Bruce P. Koch
                                   Vice President - Finance (principal financial and accounting officer)

Dated: May 17, 1999

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER                DESCRIPTION
-------               -----------

 11                   Statement re: Computation of Per Share Earnings

 15.1                 Awareness Letter of Independent Accountants

 27                   Financial Data Schedule

 99.1                 Indenture (the "Bayard Indenture") dated as of June 26,
                      1998 among Bayard, the guarantors named therein and U.S.
                      Trust company of Texas, N.A. with respect to $100,000,000 aggregate principal amount of 11% Senior Notes due 2005.

 99.2 First Supplemental Indenture dated as of April 7, 1999 to the Bayard Indenture.