Form 10-Q
period 1999-06-30
NABORS INDUSTRIES INC
filed 1999-08-16
CIK 798943

===============================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
                         COMMISSION FILE NUMBER: 1-9245
                              --------------------

                             NABORS INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                        DELAWARE                              93-0711613
           (State or other jurisdiction of                  (IRS Employer
            incorporation or organization)                Identification No.)

            515 W. GREENS ROAD, SUITE 1200
                     HOUSTON, TEXAS                             77067
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


         The number of shares of Common Stock, par value $.10 per share, outstanding as of July 31, 1999 was 116,594,705.

===============================================================================

                             NABORS INDUSTRIES, INC.


                                      INDEX

                                                                                     PAGE NO.
                                                                                     --------
Part I   Financial Information

    Item 1. Financial Statements

             Condensed Consolidated Balance Sheets as of
             June 30, 1999 and December 31, 1998.........................................2

             Condensed Consolidated Statements of
             Income for the Three Months and Six Months
             Ended June 30, 1999 and 1998................................................3

             Condensed Consolidated Statements of
             Changes in Stockholders' Equity for the Six
             Months Ended June 30, 1999 and 1998.........................................4

             Condensed Consolidated Statements of Cash
             Flows for the Six Months Ended June 30,
             1999 and 1998...............................................................5

             Notes to Condensed Consolidated
             Financial Statements........................................................6

             Report of Independent Accountants..........................................11

    Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations.....................................12

Part II   Other Information

    Item 2. Changes in Securities.......................................................19

    Item 4. Submission of Matters to a Vote of Security Holders.........................20

    Item 5. Other Information...........................................................20

    Item 6. Exhibits and Reports on Form 8-K............................................21

Signatures..............................................................................22

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                       JUNE 30,       DECEMBER 31,
                                                                        1999              1998
                                                                    ------------      ------------
ASSETS
Current assets:
     Cash and cash equivalents                                      $    286,215      $     16,748
     Marketable securities                                                21,208             6,702
     Accounts receivable, net                                            105,688           174,304
     Inventory and supplies                                               24,447            25,740
     Prepaid expenses and other current assets                            56,851            42,021
                                                                    ------------      ------------
        Total current assets                                             494,409           265,515

Property, plant and equipment, net                                     1,212,403         1,127,154
Marketable securities                                                     44,880            23,890
Goodwill, net                                                             42,441             8,037
Other long-term assets                                                    58,874            25,646
                                                                    ------------      ------------
        Total assets                                                $  1,853,007      $  1,450,242
                                                                    ------------      ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term obligations                       $    138,137      $     11,329
     Short-term borrowings                                                 4,785            74,565
     Trade accounts payable                                               39,249            58,534
     Accrued liabilities                                                  97,282            85,262
     Income taxes payable                                                 11,237            14,668
                                                                    ------------      ------------
        Total current liabilities                                        290,690           244,358

Long-term obligations                                                    497,697           217,034
Other long-term liabilities                                               61,531            49,182
Deferred income taxes                                                      6,764            72,199
                                                                    ------------      ------------
        Total liabilities                                                856,682           582,773
                                                                    ------------      ------------

Commitments and contingencies

Stockholders' equity:
     Capital stock, par value $.10 per share:
        Authorized common shares 200,000;
            issued and outstanding 107,664 and 101,382                    10,766            10,138
     Capital in excess of par value                                      491,243           394,562
     Accumulated other comprehensive income (loss)                         5,302           (10,983)
     Retained earnings                                                   493,831           478,569
     Less treasury stock, at cost, 589 common shares                      (4,817)           (4,817)
                                                                    ------------      ------------
        Total stockholders' equity                                       996,325           867,469
                                                                    ------------      ------------
        Total liabilities and stockholders' equity                  $  1,853,007      $  1,450,242
                                                                    ------------      ------------


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                             THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                                1999              1998              1999              1998
                                                            ------------      ------------      ------------      ------------
Revenues                                                    $    129,636      $    249,259      $    279,328      $    536,139
Earnings (losses) from unconsolidated affiliates                     303              (331)            3,598              (437)
                                                            ------------      ------------      ------------      ------------
     Total revenues                                              129,939           248,928           282,926           535,702
                                                            ------------      ------------      ------------      ------------

Operating expenses:
  Direct costs                                                    81,295           160,095           174,595           348,542
  General and administrative expenses                             15,080            20,034            31,379            40,139
  Depreciation and amortization                                   23,764            20,052            45,186            41,255
                                                            ------------      ------------      ------------      ------------
     Operating expenses                                          120,139           200,181           251,160           429,936
                                                            ------------      ------------      ------------      ------------

Operating income                                                   9,800            48,747            31,766           105,766
                                                            ------------      ------------      ------------      ------------

Other (expense) income:
  Interest expense                                               (11,237)           (3,999)          (16,642)           (7,738)
  Interest income                                                  3,516               194             4,716               941
  Other income, net                                                3,328            11,775             5,180            21,767
                                                            ------------      ------------      ------------      ------------
     Other (expense) income                                       (4,393)            7,970            (6,746)           14,970
                                                            ------------      ------------      ------------      ------------

Income before income taxes                                         5,407            56,717            25,020           120,736
                                                            ------------      ------------      ------------      ------------

Income taxes:
  Current                                                          1,278             9,578             5,062            20,643
  Deferred                                                           831            11,407             4,696            24,669
                                                            ------------      ------------      ------------      ------------
     Income taxes                                                  2,109            20,985             9,758            45,312
                                                            ------------      ------------      ------------      ------------

Net income                                                  $      3,298      $     35,732      $     15,262      $     75,424
                                                            ------------      ------------      ------------      ------------

Earnings per share:
  Basic                                                     $        .03      $        .35      $        .15      $        .75
                                                            ------------      ------------      ------------      ------------
  Diluted                                                   $        .03      $        .33      $        .14      $        .69
                                                            ------------      ------------      ------------      ------------

Weighted average number of shares outstanding:
  Basic                                                          105,476           100,839           103,139           100,822
                                                            ------------      ------------      ------------      ------------
  Diluted                                                        110,890           113,277           108,553           113,540
                                                            ------------      ------------      ------------      ------------



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                         CAPITAL       ACCUMULATED
                                   CAPITAL STOCK        IN EXCESS         OTHER                                      TOTAL
                             --------------------------   OF PAR      COMPREHENSIVE     RETAINED     TREASURY    STOCKHOLDERS'
                                SHARES     PAR VALUE      VALUE       INCOME (LOSS)     EARNINGS      STOCK          EQUITY
                             ----------------------------------------------------------------------------------------------------
Balances, December 31, 1997      101,325     $ 10,133    $ 400,120           $ 6,670    $ 353,581     $ (3,164)       $ 767,340
                             ----------------------------------------------------------------------------------------------------
Comprehensive income:
  Net income                                                                               75,424                        75,424
  Translation adjustment                                                      (1,411)                                    (1,411)
  Unrealized loss on
    marketable securities,
    net                                                                       (6,444)                                    (6,444)
                             ----------------------------------------------------------------------------------------------------
      Total comprehensive
        income                         -            -            -            (7,855)      75,424            -           67,569
                             ----------------------------------------------------------------------------------------------------
Issuance of common shares
  for stock options exercised         77            7          509                                                          516
Tax benefit on stock option
  deductions                                                11,240                                                       11,240
Return and retirement of
  common shares held in
  escrow in connection
  with the Adcor merger              (53)          (5)        (995)                                                      (1,000)
Warrants issued in
  connection with acquisition                                1,451                                                        1,451
                             ----------------------------------------------------------------------------------------------------
    Subtotal                          24            2       12,205                 -            -            -           12,207
                             ----------------------------------------------------------------------------------------------------
Balances, June 30, 1998          101,349     $ 10,135    $ 412,325           $(1,185)   $ 429,005     $ (3,164)       $ 847,116
                             ----------------------------------------------------------------------------------------------------
Balances, December 31, 1998      101,382     $ 10,138    $ 394,562          $(10,983)   $ 478,569     $ (4,817)       $ 867,469
                             ----------------------------------------------------------------------------------------------------
Comprehensive income:
  Net income                                                                               15,262                        15,262
  Translation adjustment                                                         732                                        732
  Unrealized gain on
    marketable securities,
    net                                                                       15,553                                     15,553
                             ----------------------------------------------------------------------------------------------------
      Total comprehensive
        income                         -            -            -            16,285       15,262            -           31,547
                             ----------------------------------------------------------------------------------------------------

Issuance of common shares
  in connection with the
  Bayard acquisition               6,167          617       74,230                                                       74,847
Issuance of common shares
  for stock options
  exercised                          121           12        1,171                                                        1,183
Tax benefit on stock option
  deductions                                                21,166                                                       21,166
Return and retirement of
  common shares held in
  escrow in connection
  with the Adcor merger              (12)          (1)           1                                                            -
Conversion of 5% Notes                 6            -          113                                                          113
                             ----------------------------------------------------------------------------------------------------
    Subtotal                       6,282          628       96,681                 -            -            -           97,309
                             ----------------------------------------------------------------------------------------------------
Balances, June 30, 1999          107,664     $ 10,766    $ 491,243           $ 5,302    $ 493,831     $ (4,817)       $ 996,325
                             ----------------------------------------------------------------------------------------------------


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                                   1999              1998
                                                                               ------------      ------------
Net cash provided by operating activities                                      $     73,951      $    157,662
                                                                               ------------      ------------

Cash flows from investing activities:
   Purchases of marketable securities, available-for-sale                           (12,544)           (1,915)
   Cash received from disposition of long-term assets and businesses                 12,499            24,844
   Cash paid for acquisitions of businesses, net                                     (5,233)          (28,208)
   Capital expenditures                                                             (26,795)         (152,527)
   Investment in affiliates                                                              --            (1,952)
                                                                               ------------      ------------
Net cash used for investing activities                                              (32,073)         (159,758)
                                                                               ------------      ------------

Cash flows from financing activities:
   Increase in restricted cash                                                       (1,430)              (15)
   Increase (decrease) in long-term borrowings, net                                 298,041            (4,716)
  (Decrease) increase in short-term borrowings, net                                 (68,780)            3,797
   Common stock transactions                                                          1,183               516
                                                                               ------------      ------------
Net cash provided by (used for) financing activities                                229,014              (418)
                                                                               ------------      ------------

Net increase (decrease) in cash and cash equivalents                                270,892            (2,514)

Cash and cash equivalents, beginning of period                                       16,748             5,623
Cash of affiliates now accounted for under the equity method                         (1,425)               --
                                                                               ------------      ------------

Cash and cash equivalents, end of period                                       $    286,215      $      3,109
                                                                               ------------      ------------


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

         In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 1999, and the results of its operations, its changes in stockholders' equity and its cash flows for the periods ended June 30, 1999 and 1998 in accordance with GAAP. Interim results for the six months ended June 30, 1999 are not necessarily indicative of results which will be realized for the full year ending December 31, 1999.

Investment in Affiliates

         Beginning January 1, 1999, the Company's investments in several 50% owned joint ventures have been accounted for using the equity method of accounting, with the Company's share of the earnings of these joint ventures recorded as a component of revenues in the condensed consolidated statements of income and the Company's investment in these joint ventures carried as a single amount in the condensed consolidated balance sheets. For periods prior to January 1, 1999, these investments were accounted for using the proportional consolidation method, whereby the Company's pro rata share of the joint venture's revenues, expenses and financial position were recorded as corresponding revenues, expenses and financial position of the Company.

         The following table summarizes the effect of the change in accounting method on the Company's condensed consolidated balance sheets as of January 1, 1999:

                                                 INCREASE
                                                (DECREASE)
                                              ----------------
                                              (IN THOUSANDS)
        Current assets                      $        (12,806)
        Property, plant and equipment, net           (23,684)
        Other long-term assets                        27,155
                                            ----------------
           Total assets                     $         (9,335)
                                            ----------------

        Current liabilities                 $         (7,624)
        Long-term obligations                         (1,711)
                                            ----------------
           Total liabilities                $         (9,335)
                                            ----------------

Earnings Per Share

         Basic earnings per share for all periods presented equals net income divided by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock held in treasury. Diluted earnings per share for the three months and six months ended June 30, 1998, reflects the assumed conversion of the aggregate principal amount of the $172.5 million, 5% Convertible Subordinated Notes due 2006 (the "5% Notes"). As a result of the assumed conversion in those periods, net income is adjusted to add back $1.4 million and $2.7 million, respectively, representing interest expense associated with the 5% Notes on an after tax basis. Net income, as adjusted, is divided by the sum of: (1) the weighted average number of shares of common stock outstanding used for the basic computation, (2) the net effect of dilutive stock options and warrants, and (3) for the three months and six months ended June 30, 1998, 9.5 million shares of common stock assumed to be issued on conversion of the 5% Notes. The 5% Notes are not assumed to be converted into common stock for the three months and six months ended June 30, 1999 as the effect on earnings per share in those periods would be anti-dilutive.

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2  ACQUISITIONS

         During April 1999, the Company completed its acquisition of Bayard Drilling Technologies, Inc. ("Bayard") through the merger of Bayard and a wholly-owned, special purpose subsidiary of the Company. Pursuant to the merger, each of the approximately 18.3 million shares of Bayard common stock were exchanged for .3375 shares of the Company's common stock and $.30 per share in cash (approximately 6.17 million shares and $5.5 million in cash in the aggregate). On the date of the merger, Bayard owned 87 drilling rigs, 73 of which were actively marketed. The majority of the rigs are located in the mid-continent region of the United States and south Texas with the balance of the fleet located throughout east Texas and Louisiana. In addition, Bayard has a significant inventory of new component equipment including drill pipe, engines and high horsepower mud pumps. Bayard also owns and operates a fleet of oilfield hauling equipment. Approximately $116.0 million of Bayard's debt remained outstanding as an obligation of Bayard immediately following the merger, which the Company did not guarantee. Approximately $14.3 million of Bayard's senior debt was paid off subsequent to the merger pursuant to contractual requirements and all of the Bayard $100.0 million 11% Senior Notes due 2005 were acquired by Nabors from the public in connection with a cash tender offer completed during August 1999 (Note 7).

         The acquisition was accounted for using the purchase method of accounting, and accordingly, Bayard's results of operations have been included in the condensed consolidated financial statements of the Company commencing on the effective date of acquisition. The purchase price was allocated based on preliminary estimates of the fair market value of the assets acquired and the liabilities assumed as of the acquisition date, and is therefore subject to adjustment as additional information becomes available and is evaluated. The preliminary purchase price allocation resulted in goodwill of approximately $36.5 million, which is being amortized on a straight-line basis over 30 years.

         The following unaudited pro forma summary of financial information presents the Company's consolidated results of operations as if the acquisition of Bayard had occurred at the beginning of the periods presented, after including the impact of certain adjustments including; (i) the elimination of nonrecurring merger related costs, (ii) reduced depreciation expense reflecting the reduction in value assigned to property, plant and equipment, (iii) amortization of goodwill, (iv) reduced interest expense associated primarily with the elimination of certain deferred financing costs and (v) the related income tax effects thereon.

                                                             SIX MONTHS ENDED JUNE 30,
                                                      1999                               1998
                                       ----------------------------------   --------------------------------
                                         AS REPORTED        PRO FORMA        AS REPORTED        PRO FORMA
                                       ---------------   ----------------   --------------   ---------------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
     Revenues                          $      282,926     $     293,902      $    535,702     $    579,879
                                       ---------------    -------------      ------------     ------------

     Net income before extraordinary
       items                           $       15,262     $       9,725      $     75,424     $     79,893
                                       ---------------    -------------      ------------     ------------

     Net income                        $       15,262     $       9,725      $     75,424     $     79,555
                                       ---------------    -------------      ------------     ------------

     Net income before extraordinary
       items per diluted share         $          .14     $         .09      $        .69     $        .69
                                       ---------------    -------------      ------------     ------------

     Net income per diluted share      $          .14     $         .09      $        .69     $        .69
                                       ---------------    -------------      ------------     ------------

     Weighted average number of
       diluted shares outstanding:            108,553           111,637           113,540          119,707
                                       ---------------    -------------      ------------     ------------

         The pro forma financial information presented does not purport to indicate what the combined results of operations would have been had the merger occurred at the beginning of the periods presented or the results of operations that may be obtained in the future. Additionally, the pro forma financial information presented does not reflect the anticipated cost savings resulting from the integration of the Company's and Bayard's operations.

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3  SENIOR UNSECURED NOTES

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

         A portion of the proceeds from the issuance of the 6.80% Notes were used to repay certain short-term and long-term borrowings of the Company and to purchase rigs and related equipment from Bayard, a wholly owned subsidiary of the Company (Note 2). The proceeds from the equipment sale were subsequently used by Bayard to repay certain Bayard senior debt. Additionally, a portion of the proceeds was used in connection with several capital structure changes that were completed in July and August 1999 and included: (i) the prepayment of the Company's $40.0 million 9.18% Senior Notes due July 31, 2006, plus a make-whole premium of approximately $4.5 million and (ii) the cash tender of the Bayard $100.0 million 11% Senior Notes due 2005 (Note 7). The remaining proceeds from the issuance of the 6.80% Notes will be used for general corporate purposes, including but not limited to, working capital, investment in subsidiaries and possible future business acquisitions.

NOTE 4  CAPITAL STOCK

         During the six months ended June 30, 1999, options to acquire 121,492 shares of common stock were exercised at prices ranging from $5.88 to $22.82 per share.

         During June 1999, 11,865 shares of common stock that had been held in escrow in connection with the Company's acquisition of Adcor in January 1997 were returned to the Company and retired.

         During June 1999, 6,287 shares of common stock were issued in connection with the conversion of $.11 million aggregate principal amount of the 5% Notes. The remainder of the 5% Notes were converted or redeemed during July 1999 (Note 7).

         During April 1999, the Company completed the acquisition of Bayard, whereby the Company acquired all of the outstanding shares of Bayard common stock in exchange for 6,167,036 newly issued shares of the Company's common stock.

NOTE 5  COMMITMENTS AND CONTINGENCIES

Capital Expenditures

         As of June 30, 1999, the Company had capital expenditure purchase commitments outstanding of approximately $11.4 million.

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

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6  SEGMENT INFORMATION

         The following table sets forth financial information with respect to the Company and its reportable segments:

                                                 THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                                   1999            1998                1999              1998
                                              -------------    -------------       -------------     --------------
                                                                         (IN THOUSANDS)
Revenues:
   Contract drilling                          $     124,100    $     224,963       $     267,160     $      481,320
   Manufacturing and logistics (1)                    7,662           29,023              19,686             61,542
   Other (2)                                         (1,823)          (5,058)             (3,920)            (7,160)
                                              -------------    -------------       -------------     --------------
      Total revenues                          $     129,939    $     248,928       $     282,926     $      535,702
                                              -------------    -------------       -------------     --------------

Operating income (loss):
   Contract drilling                          $      14,494    $      48,893       $      35,778     $      102,582
   Manufacturing and logistics                         (476)           3,579               3,839             10,113
   Other (3)                                         (4,218)          (3,725)             (7,851)            (6,929)
                                              -------------    -------------       -------------     --------------
      Total operating income                  $       9,800    $      48,747       $      31,766     $      105,766
   Consolidated interest expense                    (11,237)          (3,999)            (16,642)            (7,738)
   Consolidated interest income                       3,516              194               4,716                941
   Consolidated other income, net                     3,328           11,775               5,180             21,767
                                              -------------    -------------       -------------     --------------
   Consolidated income before income taxes    $       5,407    $      56,717       $      25,020     $      120,736
                                              -------------    -------------       -------------     --------------

Total assets:
   Contract drilling                                                               $   1,431,466     $    1,263,773
   Manufacturing and logistics (1)                                                        73,951             82,397
   Other (3)(4)                                                                          347,590             39,226
                                                                                   -------------     --------------
      Total assets                                                                 $   1,853,007     $    1,385,396
                                                                                   -------------     --------------

     (1) The revenue reduction during the three months and six months ended June 30, 1999 and the reduction in total assets for the six months ended June 30, 1999 reflects the change in accounting for certain 50% owned joint ventures (Note 1).

     (2)  Elimination of inter-segment manufacturing and logistics sales.

     (3) Includes the elimination of inter-segment transactions and unallocated corporate expenses and assets.

     (4) For June 30, 1999, reflects remaining cash proceeds from the issuance of the 6.80% Notes.

NOTE 7  SUBSEQUENT EVENTS

         During June 1999, the Company issued a Notice of Redemption to holders of the Company's 5% Notes for mandatory redemption on July 15, 1999 at a redemption price of $1,035 per $1,000 note together with accrued and unpaid interest from May 15, 1999 to the redemption date. Alternatively, holders of the 5% Notes could elect to convert their notes prior to redemption, whereby each $1,000 note would be converted into 55.1724 shares of the Company's common stock. Consequently, 9.51 million shares of common stock were issued to holders of $172.34 million aggregate principal amount of the 5% Notes. The remaining $.16 million of the 5% Notes were redeemed in accordance with the Notice of Redemption. As a result of the conversions and the redemption, the 5% Notes were cancelled during July 1999 and cease to be outstanding.

         During July 1999, the Company prepaid $40.0 million aggregate principal amount of its 9.18% Senior Notes due July 31, 2006, issued to John Hancock Mutual Life Insurance Company and an affiliate, at par plus a make-whole premium of approximately $4.5 million. Accordingly, these notes were classified as current as of June 30, 1999 in the Company's condensed consolidated balance sheets.

         During July 1999, the Company made a cash tender offer to the holders of Bayard's $100.0 million 11% Senior Notes due 2005 (the Bayard "11% Notes") that expired on August 3, 1999. The price offered was $1,110 per $1,000 note plus interest on such amount from and including July 2, 1999 to but excluding the date of payment, at a per annum rate of 5.0%. The offer was conditioned upon, among other things, the tender of at least 84% of the outstanding notes and the receipt of consents necessary to eliminate or modify certain restrictive covenants in the notes indenture. In connection with the offer, the Company received tenders for 100% of the outstanding principal amount of the Bayard 11% Notes. As a

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


result of the tender, these notes were purchased by Nabors and no longer represent outstanding debt of the consolidated Company. Accordingly, these notes were classified as current as of June 30, 1999 in the Company's condensed consolidated balance sheets.

         On July 29, 1999, the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, expired with respect to Nabors' previously announced acquisition of Pool Energy Services Co. ("Pool"). Nabors has been advised that the Department of Justice has closed its investigation with respect to the proposed transaction. On August 9, 1999 the Securities and Exchange Commission declared Nabors' Registration Statement with respect to the Pool transaction effective. A proxy statement/prospectus was mailed to Pool's shareholders on August 11, 1999 and Pool will hold a special meeting of shareholders to consider approval of the Pool merger agreement on September 28, 1999. Completion of the transaction remains subject to various closing conditions, including approval by Pool's shareholders, amendment of Pool's Saudi joint venture or other arrangement being made so that the operations of Nabors and Pool in Saudi Arabia are not adversely affected by the transaction and customary conditions such as the accuracy of the parties' representations and warranties and compliance with covenants. Subject to satisfaction of these and other closing conditions set forth in the merger agreement, Nabors expects the transaction to close on October 1, 1999. However, there can be no assurance that these conditions will be met within the time periods provided in the merger agreement or that the transaction will be consummated.

                        Report of Independent Accountants


To the Stockholders and Board of Directors of Nabors Industries, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Nabors Industries, Inc. and Subsidiaries as of June 30, 1999 and the related condensed consolidated statements of income for the three months and six months ended June 30, 1999 and 1998 and changes in stockholders' equity and cash flows for the six month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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





Houston, Texas
July 22, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998

         Company revenues for the second quarter of fiscal 1999 (the "Current Quarter") totaled $129.9 million, representing a decrease of $119.0 million, or 48%, as compared to the prior year period. Current Quarter operating income and net income totaled $9.8 million and $3.3 million ($.03 per diluted share), respectively, representing a decrease of 80% and 91% compared to the prior year period. Revenues for the first six months of fiscal 1999 (the "Current Period") totaled $282.9 million, representing a decrease of $252.8 million, or 47%, as compared to the prior year period. Operating income and net income for the Current Period totaled $31.8 million and $15.3 million ($.14 per diluted share), respectively, representing a decrease of 70% and 80% compared to the prior year period.

          The significant and sustained decline in crude oil prices that began during the fourth quarter of 1997 resulted in a reduction in the demand for drilling and workover services in all of the Company's areas of operation when compared to 1998 levels. The decline in oil prices stemmed from reduced demand growth rates brought about by the Asian recession and three consecutively warmer than normal winters in North America. Additionally, the supply of crude oil increased as a result of increased production quotas by the Organization of Petroleum Exporting Countries (OPEC) and renewed production by Iraq. The resulting excess supply of crude oil caused significant declines in crude oil prices throughout 1998. Natural gas prices were also negatively impacted as warmer than normal winters in North America during 1997, 1998 and 1999 reduced demand. The sustained reductions in oil and gas prices led to sharp declines in the demand for drilling and workover services on a worldwide basis, as oil and gas companies significantly reduced capital spending for exploration, development and production activities. These factors resulted in a reduction in the Company's rig utilization and rig dayrates as compared to the prior year periods.

         Recently, oil production cuts by OPEC and increasing worldwide demand resulting in part from the Asian recovery, have strengthened crude oil prices which averaged $17.66 per barrel during the Current Quarter and reached as high as $19.29 per barrel by quarter end. North American natural gas prices also improved as a result of steady demand coupled with reduced supply resulting from depletion and reduced drilling activity during 1998 and 1999. The total US active land rig count, which touched a more than fifty-year low of 380 working rigs during April 1999, had improved to 479 working rigs by July 31, 1999. The Company has experienced increased rig utilization in the US Lower 48 and offshore platform workover operations during July 1999 and there are indications that there will be further improvements in these areas throughout the remainder of 1999. However, oil companies appear to be taking a "wait and see" approach in determining if current commodity prices are sustainable prior to increasing capital spending budgets. Accordingly, the near-term outlook for significant improvements in drilling activity and profitability remains uncertain. However, if the current commodity price environment continues, all of the Company's businesses should experience an upturn throughout fiscal 2000 and beyond, but only modest improvements can be expected for the remainder of fiscal 1999.

         The following tables set forth certain financial information with respect to the Company's operating segments, the Company's rig activity and certain industry data:

                                        THREE MONTHS ENDED JUNE 30,                     SIX MONTHS ENDED JUNE 30,
                                                             INCREASE                                        INCREASE
                                   1999        1998          (DECREASE)           1999        1998          (DECREASE)
                                 ---------   ---------   ------------------      --------    --------    -----------------
                                                            (IN THOUSANDS, EXCEPT PERCENTAGES)
Revenues:
   Contract drilling           $ 124,100   $ 224,963   $ (100,863)   (45%)     $267,160   $ 481,320    $ (214,160)  (44%)
   Manufacturing and
     logistics                     7,662      29,023      (21,361)   (74%)       19,686      61,542       (41,856)  (68%)
   Other (1)                      (1,823)     (5,058)       3,235     64%        (3,920)     (7,160)        3,240    45%
                               ---------   ---------   ----------              --------    --------    ----------
      Total revenues           $ 129,939   $ 248,928   $ (118,989)   (48%)     $282,926    $535,702    $ (252,776)  (47%)
                               ---------   ---------   ----------              --------    --------    ----------

Operating income (loss):
   Contract drilling           $  14,494   $  48,893   $  (34,399)   (70%)     $ 35,778    $102,582    $  (66,804)  (65%)
   Manufacturing and
     logistics                      (476)      3,579       (4,055)  (113%)        3,839      10,113        (6,274)  (62%)
   Other (2)                      (4,218)     (3,725)        (493)   (13%)       (7,851)     (6,929)         (922)  (13%)
                               ---------   ---------   ----------              --------    --------    ----------
      Total operating income   $   9,800   $  48,747   $  (38,947)   (80%)     $ 31,766    $105,766    $  (74,000)  (70%)
                               ---------   ---------   ----------              --------    --------    ----------

                                     THREE MONTHS ENDED JUNE 30,                      SIX MONTHS ENDED JUNE 30,
                                                            INCREASE                                        INCREASE
                                1999         1998          (DECREASE)          1999         1998           (DECREASE)
                              ---------    ---------    -----------------    ---------    ---------    -------------------
Rig activity:
   Rig years (3)                121.0        210.1       (89.1)    (42%)       127.4        228.1       (100.7)     (44%)
   Rig utilization                 24%          50%        (26%)   (52%)          28%          54%         (26%)    (48%)

Industry data:
   Average West Texas
     intermediate crude
     oil spot price
     ($/bbl) (4)               $17.66       $14.60       $3.06      21%       $15.45       $15.26        $0.19        1%
   Average US natural gas
     spot price
     ($/mcf) (4)                $2.14        $2.12       $0.02       1%        $1.94        $2.11       ($0.17)      (8%)
   Average US land rig
     count (5)                    405          732        (327)    (45%)         418          782         (364)     (47%)
   Average International
     land rig
     count (5)                    405          527        (122)    (23%)         411          535         (124)     (23%)

(1)  Elimination of inter-segment manufacturing and logistics sales.

(2) Includes the elimination of inter-segment transactions and unallocated corporate expenses.

(3) Rig years represents a measure of the number of equivalent rigs operating during a given period. For example, one rig operating 182.5 days during a 365-day period represents 0.5 rig years.

(4)  Source: Bloomberg

(5)  Source: Baker Hughes

         Contract drilling. Contract drilling revenues totaled $124.1 million during the Current Quarter and $267.2 million during the Current Period, representing a decrease of 45% and 44%, respectively, compared with the prior year periods. Equivalent rig years decreased to 121.0 years during the Current Quarter and 127.4 years during the Current Period compared to an average of
210.1 and 228.1 years during the comparable prior year periods. Substantially all of the Company's contract drilling operations experienced declines in drilling activity and dayrates during the Current Quarter and Current Period as a result of lower demand for drilling and workover services caused by lower crude oil and natural gas prices.

         Alaskan revenues were lower during the Current Quarter and Current Period as a result of lower equivalent rig years and lower average dayrates as compared to the prior year periods. A number of rig contracts in Alaska were not renewed during the Current Period as a result of the prevailing market conditions. This reduction in drilling activity was partially offset by the contribution of two newly constructed 1,000 horsepower re-drilling and re-completion drilling rigs, 7ES and 9ES, which commenced five-year contracts during the fourth quarter of 1998.

         Canadian revenues were lower during the Current Quarter and Current Period as a result of lower equivalent rig years and dayrates associated with the reduced demand for drilling services. The Canadian operation rig fleet increased as compared to the prior year periods as a result of the purchase of seven rigs from Can-Tex Drilling and Exploration Ltd. during the second quarter of 1998.

         US Lower 48 revenues decreased significantly during the Current Quarter and Current Period as a result of reduced demand for drilling services. The decline in active rigs has been more prevalent for the Company's shallower mechanical rig fleet, however, all rig categories have been adversely impacted. Dayrates for all classes of rigs have also decreased compared to the prior year periods. The impact of reduced activity levels and lower dayrates on US Lower 48 margins was somewhat mitigated as an increased percentage of the Company's working rigs were deep drilling, silicon-controlled rectifier rigs, which typically command higher dayrates than shallower mechanical rigs. US Lower 48 revenues for the Current Quarter and Current Period reflect the addition of 87 rigs (73 of which are actively marketed) in connection with the purchase of Bayard Drilling Technologies, Inc. ("Bayard") during April 1999.

         International operation revenues decreased during the Current Quarter and Current Period primarily as a result of reduced drilling activity in the Middle East and South America. Middle Eastern revenues declined as a result of reductions in drilling activity and dayrates in Saudi Arabia. South American revenues were down from the prior year periods as a result of lower drilling activity in Venezuela and Colombia. These decreases were partially offset by the contribution of four rigs that commenced operations in Bolivia during the second half of 1998.

         Offshore revenues decreased during the Current Quarter and Current Period as a result of a significant decline in workover activity in the Gulf of Mexico as compared to the prior year periods. The Company's platform workover rigs and jack up workover rigs experienced fewer operating days and lower dayrates as a result of the decrease in demand. Revenues for the Company's platform drilling rigs operating in the Gulf of Mexico were relatively unchanged as compared to the prior year period. Internationally, platform workover revenues increased during the Current Quarter and Current Period as a result of the redeployment of three Super Sundowner(R) rigs, which began operations offshore Mexico during the fourth quarter of 1998.

         Manufacturing and logistics. Manufacturing and logistics revenues totaled $7.7 million during the Current Quarter and $19.7 million during the Current Period, representing a decrease of 74% and 68%, respectively, compared with the prior year periods. These decreases were primarily attributable to a change in the method of accounting for the Company's investments in several 50% owned joint ventures, primarily Peak Oilfield Services. Beginning January 1, 1999, these joint ventures have been accounted for using the equity method of accounting, with the Company's equity in the earnings of the joint ventures recorded as a component of revenues in the condensed consolidated statements of income. During the prior year period, these investments were accounted for using the proportional consolidation method whereby the Company's pro rata share of revenues and expenses were recorded as corresponding revenues and expenses of the Company. This change in accounting method resulted in a decrease in revenues for the Current Quarter and Current Period. Additionally, revenues for Peak Oilfield Services, the Company's Alaskan construction and logistics joint venture, were lower during the Current Quarter and Current Period as a result of reduced activity. Canrig revenues were lower during the Current Quarter and Current Period as a result of decreased top drive sales associated with the current depressed market conditions. This decrease was somewhat mitigated, however, by the introduction of a top drive rental fleet throughout 1998. Revenues for Epoch, the Company's drilling operation software and instrumentation provider, were also lower during the Current Quarter and Current Period as a result of decreased industry activity.

         The following table sets forth selected consolidated financial information of the Company expressed as a percentage of total operating revenues excluding earnings (losses) from unconsolidated affiliates:

                                                 THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                     1999            1998               1999            1998
                                                 -------------    ------------       ------------    ------------
           Revenues                                    100.0%          100.0%             100.0%          100.0%
           Direct costs                                 62.7%           64.2%              62.5%           65.0%
                                                 -----------      ----------         ----------      ----------
               Gross margin                             37.3%           35.8%              37.5%           35.0%
           General and administrative expenses          11.7%            8.0%              11.2%            7.5%
           Depreciation and amortization                18.3%            8.1%              16.2%            7.7%
                                                 -----------      ----------         ----------      ----------
               Operating income                          7.3%           19.7%              10.1%           19.8%
           Other (expense) income                       (3.4%)           3.2%              (2.4%)           2.8%
                                                 -----------      ----------         ----------      ----------
           Income before income taxes                    3.9%           22.9%               7.7%           22.6%
           Income taxes                                  1.6%            8.4%               3.5%            8.5%
                                                 -----------      ----------         ----------      ----------
           Net income                                    2.3%           14.5%               4.2%           14.1%
                                                 -----------      ----------         ----------      ----------

         The increase in the gross margin percentage during the Current Quarter and Current Period is the result of an increased percentage of the Company's revenues being generated by the Company's more profitable areas of operation. Although average dayrates for the Current Quarter and Current Period are lower than the prior year periods for many of the Company's operating areas, a lower percentage of the Company's revenues were derived from the US Lower 48 operation. Contracts in the US Lower 48 generally earn a lower gross margin percentage than Alaska, international and offshore contracts. Additionally, the change in the method of accounting for the Company's investments in several joint ventures increased the gross margin percentage for the Current Quarter and Current Period as the Company's equity in the earnings of the joint ventures is now recorded as revenue. General and administrative expenses as a percentage of revenues increased during the Current Quarter and Current Period due to the decline in the Company's revenues, as these expenses were spread over a smaller revenue base. The Company has effected significant reductions in overhead costs in light of the current market environment, and as a result, general and administrative expenses have decreased in terms of absolute dollars during the Current Quarter and Current Period. Depreciation expense as a percentage of revenues increased during the Current Quarter and Current Period as a result of the decrease in revenues for the Current Quarter and Current Period, as well as significant capital expenditures and a number of acquisitions completed during 1998 and 1999.

         Interest expense increased during the Current Quarter and Current Period as a result of the March 1999 issuance of the $325.0 million 6.80% senior unsecured notes due April 15, 2004 (the "6.80% Notes"). Additionally, interest expense for the Current Quarter and Current Period reflect the newly acquired Bayard $100.0 million 11% Senior Notes due 2005 (the "Bayard 11% Notes") beginning in April 1999. Interest expense for the remainder of 1999 will be lower as a result of several capital structure changes that were completed during July and August 1999 (see further discussion under "Liquidity and Capital Resources"). Interest income increased during the Current Quarter and Current Period as a result of interest income earned on the remaining proceeds from the 6.80% Notes.

         Other income decreased during the Current Quarter and Current Period. During the Current Quarter and Current Period, other income consisted primarily of unrealized holding gains recognized on investments in marketable equity securities and a gain on a physical damage insurance claim. During the prior year, gains were recognized on the January 1998 sale of J.W. Gibson, the Company's land workover and well servicing operation, and physical damage insurance claims.

         The effective tax rate during the Current Quarter and Current Period was 39.0%, as compared to an effective tax rate of 37.0% and 37.5% for the prior year quarter and six month period, respectively.

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

         A portion of the proceeds from the issuance of the 6.80% Notes were used to repay certain short-term and long-term borrowings of the Company and to purchase rigs and related equipment from Bayard Drilling Technologies, Inc. ("Bayard"), a wholly-owned subsidiary of the Company (Note 2). The proceeds from the equipment sale were subsequently used by Bayard to repay certain Bayard senior debt. Additionally, a portion of the proceeds was used in connection with several capital structure changes that were completed during July and August 1999 (as described below) and included: (i) the prepayment of the Company's $40.0 million 9.18% Senior Notes due July 31, 2006, at par plus a make-whole premium of approximately $4.5 million and (ii) the cash tender of the Bayard $100.0 million 11% Senior Notes due 2005, as discussed below. The remaining proceeds from the issuance of the 6.80% Notes will be used for general corporate purposes, including but not limited to, working capital, investment in subsidiaries and possible future business acquisitions.

         During June 1999, the Company filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission (SEC) to allow the Company to offer, from time to time, up to $500.0 million in debt securities, preferred stock, common stock, depository shares or warrants. The SEC declared the registration statement effective on June 28, 1999. The Company currently has not issued any securities registered under the registration statement.

         During June 1999, the Company issued a Notice of Redemption to holders of the Company's $172.5 million 5% Convertible Subordinated Notes due 2006 (the "5% Notes") for mandatory redemption on July 15, 1999 at a redemption price of $1,035 per $1,000 note together with accrued and unpaid interest from May 15, 1999 to the redemption date. Alternatively, holders of the 5% Notes could elect to convert their notes prior to redemption, whereby each $1,000 note would be converted into 55.1724 shares of the Company's common stock. Consequently, 9.51 million shares of common stock were issued to holders of $172.34 million aggregate principal amount of the 5% Notes. The remaining $.16 million of the 5% Notes were redeemed in accordance with the Notice of Redemption. As a result of the conversions and the redemption, the 5% Notes were cancelled during July 1999 and cease to be outstanding.

         During July 1999, the Company prepaid $40.0 million aggregate principal amount of its 9.18% Senior Notes due July 31, 2006, issued to John Hancock Mutual Life Insurance Company and an affiliate (the "9.18% Notes"), at par plus a make-whole premium of approximately $4.5 million.

         During July 1999, the Company made a cash tender offer to the holders of Bayard's $100.0 million 11% Senior Notes due 2005 (the Bayard "11% Notes") that expired on August 3, 1999. The price offered was $1,110 per $1,000 note plus interest on such amount from and including July 2, 1999 to but excluding the date of payment, at a per annum rate of 5.0%. The offer was conditioned upon, among other things, the tender of at least 84% of the outstanding notes and the receipt of consents necessary to eliminate or modify certain restrictive covenants in the notes indenture. In connection with the offer, the Company received tenders for 100% of the outstanding principal amount of the Bayard 11% Notes. As a result of the tender, these notes were purchased by Nabors and no longer represent outstanding debt of the consolidated Company.

         The Company had working capital of $203.7 million as of June 30, 1999, representing a $182.6 million increase as compared to December 31, 1998. The increase in working capital is primarily attributable to the significant increase in cash and cash equivalents, representing the remaining proceeds from the issuance of the 6.80% Notes. Additionally, proceeds from the 6.80% Notes were used to significantly reduce short-term borrowings as compared to December 31, 1998. The balances of accounts receivable and accounts payable have decreased as compared to December 31, 1998 as a result of the decline in drilling activity. Additionally, the current portion of long-term obligations increased as a result of the reclassification to current of the 9.18% Notes, which were prepaid in July 1999, and the acquired Bayard 11% Notes which were purchased from the public by Nabors during August in connection with a cash tender offer and no longer represent outstanding debt of the consolidated Company. Goodwill was recorded in connection with the acquisition of Bayard and other long-term assets increased as a result of the change in the method of accounting for the Company's investments in several joint ventures (Note 1). The Company's long-term obligations increased primarily as a result of the issuance of the 6.80% Notes. As a result of the issuance of the 6.80% Notes and the debt acquired in connection with the Bayard acquisition, the Company's ratio of funded debt to funded debt plus stockholders' equity, commonly referred to as the debt to capital ratio, was 0.39:1 as of June 30, 1999 as compared to 0.26:1 as of December 31, 1998. Following the completion of the conversion and redemption of the Company's 5% Notes in July 1999, the prepayment of the Company's 9.18% Notes in July 1999, and the completion of the cash tender offer for the Bayard 11% Notes, the Company's debt to capital ratio should approximate 0.23:1.

         Net cash provided by operating activities totaled $74.0 million during the Current Period, compared to $158.0 million during the prior year period. During the Current Period and prior year period, net income was increased for non-cash items such as depreciation and deferred taxes and cash was provided from changes in the Company's working capital accounts.

         Net cash used for investing activities totaled $32.1 million during the Current Period compared to $159.8 million during the prior year period. Cash was used primarily for capital expenditures, acquisitions of business and purchases of marketable securities during both the Current Period and the prior year period. During the Current Period and prior year period, cash was provided from the disposition of long-term assets and business.

         Financing activities provided cash totaling $229.0 million during the Current Period, but used cash of $.4 million during the prior year period. During the Current Period, cash was provided by the issuance of the 6.80% Notes and was used to reduce short-term borrowings. During the prior year period, cash was used to reduce long-term borrowings and cash was provided by increased short-term borrowings.

         The Company's cash and cash equivalents and investments in short-term marketable securities totaled $307.4 million as of June 30, 1999. The Company currently has credit facility arrangements with various banks with total availability of $253.2 million. As of June 30, 1999, remaining availability, after borrowings on the facilities and outstanding letters of credit, totaled approximately $234.5 million.

         During April 1999, the Company completed its acquisition of Bayard through the merger of Bayard and a wholly-owned, special purpose subsidiary of the Company. Pursuant to the merger, each of the approximately 18.3 million shares of Bayard common stock were exchanged for .3375 shares of the Company's common stock and $.30 per share in cash (approximately 6.17 million shares and $5.5 million in cash in the aggregate). Approximately $116.0 million of Bayard's debt remained outstanding as an obligation of Bayard immediately following the merger, which the Company did not guarantee. Approximately $14.3 million of Bayard's senior debt was paid off subsequent to the merger pursuant to contractual requirements and all of the Bayard $100.0 million 11% Senior Notes due 2005 were acquired by Nabors from the public in connection with a cash tender offer completed during August 1999.

         As of June 30, 1999, the Company had capital expenditure purchase commitments outstanding of approximately $11.4 million.

         During January 1999, the Company executed a definitive merger agreement with Pool Energy Services Co. ("Pool"), pursuant to which each of the approximately 18.9 million shares of Pool common stock not owned by the Company prior to the merger will be exchanged for 1.025 shares of the Company's common stock (approximately 19.4 million shares). As of March 31, 1999, Pool had approximately $188.5 million of long-term debt that will remain an obligation of Pool after the acquisition. The merger, which is subject to the approval of Pool's shareholders' and other closing conditions, will be accounted for under the purchase method of accounting and is expected to close on October 1, 1999.

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

         Y2K Compliance Program - The Company has initiated a Y2K compliance program to ensure that all of the critical Systems and processes that are under its direct control remain functional. The Company has organized a task force of key employees and engaged an outside consultant to assist in the management of its Y2K compliance program. The Company's Y2K compliance program focuses on the Company's Systems as well as the Systems of key third party service providers, product suppliers and customers. The first phase of the program consisted of inventorying or identifying all Systems. The identified Systems are being prioritized and all critical Systems are being assessed for Y2K compliance as part of the second phase of the program. In the third phase, Systems have been or will be remediated or replaced as necessary and contingency plans will be developed if deemed appropriate. The fourth phase involves testing all critical systems to ensure Y2K compliance. The Company has substantially completed the inventory and assessment phases of the program and is moving forward with the remediation and testing phases as necessary. A full time Y2K coordinator has been appointed to oversee the Company's Y2K efforts. The Company anticipates the entire program being completed in advance of the year 2000.

         Critical Systems - The Systems that are critical to the Company's operations include both its accounting and administrative Systems and its operational Systems. Upgrades to a number of the Company's accounting and administrative Systems in the ordinary course of business have had the added benefit of resolving certain Y2K compliance issues. Accordingly, the Company believes its critical accounting and administrative Systems, which consist primarily of computer hardware and software, to be substantially Y2K compliant. The Company's critical operational Systems consist primarily of Systems in use on the Company's drilling rigs. The Company has completed an inventory of each drilling rig's critical Systems and has substantially completed assessing these Systems for Y2K compliance. The Company's mechanical rigs appear to be Y2K compliant. Currently, the Company is not in a position to reasonably predict the likely worst case Y2K scenario for its SCR drilling rigs, but expects to be able to do so following the completion of its drilling rig assessment on or about September 30, 1999.

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

         Risks - There are numerous uncertainties that make the ultimate impact of Y2K disruptions in the United States or other countries where the Company operates difficult to predict. While the Company will obtain representations from key third parties with respect to their Y2K readiness, there will be certain Systems or processes relied on by the Company that are outside of the Company's control. The failure by key third parties to correct their Y2K issues could adversely affect the Company. Additionally, the Company could be unsuccessful in identifying and remediating or replacing all of its non-compliant Systems, and as such, the Company's financial condition, results of operations and cash flows could be materially impacted. While the Company does not currently anticipate any catastrophic System failures, no assurances can be made that such failures will not ultimately occur.

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

FORWARD-LOOKING STATEMENTS

         The statements in this document that relate to matters that are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Exchange Act of 1934. When used in this document, words such as "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "will," "could," "may," "predict" and similar expressions are intended to identify forward-looking statements. Future events and actual results may differ materially from the results set forth or implied in the forward-looking statements. Factors that might cause such a difference include:

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

PART II  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES.

         On June 30, 1999, Nabors announced the redemption of all of its outstanding 5% convertible Subordinated Notes due 2006 on July 15, 1999. The 5% notes were redeemable at $1,035 per $1,000 principal amount plus accrued interest from May 15, 1999 to the redemption date. In lieu of redemption, each $1,000 principal amount was convertible into 55.172 shares of Nabors common stock at a conversion price of $18.125 per share. Of the $172.5 million principal amount outstanding, $163,000 was redeemed, and the remainder was converted into 9,508,158 shares of Nabors common stock.

         In connection with the redemption, Nabors entered into a standby underwriting arrangement with Warburg Dillon Read LLC that provided, under certain circumstances, for Warburg Dillon Read to purchase 50% of the shares of Nabors' common stock that would have been delivered upon conversion of the 5% notes, in part to finance any required redemption payment. Due to the overwhelming number of 5% notes converted, no shares were sold to Warburg Dillon Read pursuant to this arrangement.

         On July 6, 1999, Nabors commenced a tender offer with respect to $100 million aggregate principal amount of Bayard Drilling Technologies' 11% Senior Notes due 2005. The offer expired in accordance with its terms at 5:00 P.M. New York City time, on August 3, 1999. Nabors has accepted for payment all $100 million in aggregate principal amount of Notes tendered. Bayard intends to satisfy and discharge its obligations under the Indenture with respect to the Notes.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the 1999 Annual Meeting of Shareholders held on June 8, 1999, 88,486,714 shares were present in person or by proxy, constituting 82.7% of the outstanding common stock of Nabors entitled to vote. The sole matter voted upon at the Annual Meeting was as follows:

         Election of Directors: Three Class II directors were elected to the Board of Directors of Nabors to serve for a three-year term, until 2002:

         Anthony G. Petrello
         -------------------
         Votes cast in favor:               87,957,003
         Votes withheld:                       529,711

         Myron M. Sheinfeld
         ------------------
         Votes cast in favor:               87,932,145
         Votes withheld:                       554,569

         Martin J. Whitman
         -----------------
         Votes cast in favor:               87,921,045
         Votes withheld:                       565,669

Class III Directors, Eugene M. Isenberg and Jack Wexler, continued in office with terms expiring in 2000. Class I Directors, Richard A. Stratton and Hans W. Schmidt, continued in office with terms expiring in 2001.

ITEM 5.  OTHER INFORMATION

Retirement of debt

         On July 15, 1999, Nabors prepaid $40 million aggregate principal amount of its 9.18% Senior Notes due July 31, 2006, issued to John Hancock Mutual Life Insurance Company and an affiliate, at par, plus a make-whole premium of approximately $4.5 million.

Pool Transaction

         On July 29, 1999, the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, expired with respect to Nabors' previously announced acquisition of Pool Energy Services Co. ("Pool"). Nabors has been advised that the Department of Justice has closed its investigation with respect to the proposed transaction. On August 9, 1999 the Securities and Exchange Commission declared Nabors' Registration Statement with respect to the Pool transaction effective. A proxy statement/prospectus was mailed to Pool's shareholders on August 11, 1999 and Pool will hold a special meeting of shareholders to consider approval of the Pool merger agreement on September 28, 1999. Completion of the transaction remains subject to various closing conditions, including approval by Pool's shareholders, amendment of Pool's Saudi joint venture or other arrangement being made so that the operations of Nabors and Pool in Saudi Arabia are not adversely affected by the transaction and customary conditions such as the accuracy of the parties' representations and warranties and compliance with covenants. Subject to satisfaction of these and other closing conditions set forth in the merger agreement, Nabors expects the transaction to close on October 1, 1999. However, there can be no assurance that these conditions will be met within the time periods provided in the merger agreement or that the transaction will be consummated.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         11       Statement re: Computation of Per Share Earnings

         15.1     Awareness Letter of Independent Accountants

         27       Financial Data Schedule

         (b)      Reports on Form 8-K

         o Current Report on Form 8-K filed April 22, 1999 with regard to the acquisition of Bayard Drilling Technologies, Inc.

         o Amendment to Current Report on 8-K/A filed June 21, 1999 with regard to the acquisition of Bayard Drilling Technologies, Inc. (filing pro forma information and financial statements).

         o Current Report on Form 8-K filed July 1, 1999 announcing the call for redemption by Nabors Industries of its 5% Convertible Subordinated Notes due 2006.

         o Current Report on Form 8-K filed July 7, 1999 announcing commencement of a tender offer by Nabors Industries for all of Bayard Drilling Technologies' 11% Senior Notes due 2005, and with regard to a standby underwriting arrangement for the 5% Convertible Subordinated Notes redemption.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 NABORS INDUSTRIES, INC.



                                        /s/ Anthony G. Petrello
                                 ---------------------------------------------
                                 Anthony G. Petrello
                                 President and Chief Operating Officer



                                           /s/ Bruce P. Koch
                                 ---------------------------------------------
                                 Bruce P. Koch
                                 Vice President - Finance (principal financial
                                     and accounting officer)


Dated: August 16, 1999

                               INDEX TO EXHIBITS



     Exhibit No.                 Description
     -----------                 -----------
         11              Statement re: Computation of Per Share Earnings

         15.1            Awareness Letter of Independent Accountants

         27              Financial Data Schedule