Form 10-Q
period 1999-09-30
NABORS INDUSTRIES INC
filed 1999-11-15
CIK 798943

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


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                         COMMISSION FILE NUMBER: 1-9245

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

         The number of shares of Common Stock, par value $.10 per share, outstanding as of November 1, 1999 was 116,936,933.


================================================================================

                             NABORS INDUSTRIES, INC.


                                      INDEX

                                                                                     PAGE NO.
                                                                                     --------

Part I   Financial Information

    Item 1. Financial Statements

             Condensed Consolidated Balance Sheets as of
             September 30, 1999 and December 31, 1998....................................2

             Condensed Consolidated Statements of
             Income for the Three Months and Nine Months
             Ended September 30, 1999 and 1998...........................................3

             Condensed Consolidated Statements of
             Changes in Stockholders' Equity for the Nine
             Months Ended September 30, 1999 and 1998....................................4

             Condensed Consolidated Statements of Cash
             Flows for the Nine Months Ended September 30,
             1999 and 1998...............................................................5

             Notes to Condensed Consolidated
             Financial Statements........................................................6

             Report of Independent Accountants..........................................11

    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations.........................................12

Part II   Other Information

    Item 1. Legal Proceedings...........................................................19

    Item 2. Changes in Securities.......................................................20

    Item 5. Other Information...........................................................20

    Item 6. Exhibits and Reports on Form 8-K............................................20

Signatures..............................................................................22

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                       SEPTEMBER 30,   DECEMBER 31,
                                                           1999            1998
                                                       -------------   ------------
ASSETS
Current assets:
      Cash and cash equivalents                         $   154,618    $    16,748
      Marketable securities                                  20,340          6,702
      Accounts receivable, net                              114,621        174,304
      Inventory and supplies                                 18,107         25,740
      Prepaid expenses and other current assets              46,346         42,021
                                                        -----------    -----------
         Total current assets                               354,032        265,515

Property, plant and equipment, net                        1,207,499      1,127,154
Marketable securities                                        54,409         23,890
Goodwill, net                                                43,328          8,037
Other long-term assets                                       55,748         25,646
                                                        -----------    -----------
         Total assets                                   $ 1,715,016    $ 1,450,242
                                                        -----------    -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Current portion of long-term obligations          $     1,877    $    11,329
      Short-term borrowings                                      --         74,565
      Trade accounts payable                                 45,022         58,534
      Accrued liabilities                                    91,724         85,262
      Income taxes payable                                   12,440         14,668
                                                        -----------    -----------
         Total current liabilities                          151,063        244,358

Long-term obligations                                       325,156        217,034
Other long-term liabilities                                  44,385         49,182
Deferred income taxes                                         3,179         72,199
                                                        -----------    -----------
         Total liabilities                                  523,783        582,773
                                                        -----------    -----------

Commitments and contingencies

Stockholders' equity:
      Capital stock, par value $.10 per share:
         Authorized common shares 200,000;
             issued 117,525 and 101,382                      11,752         10,138
      Capital in excess of par value                        673,552        394,562
      Accumulated other comprehensive income (loss)          12,174        (10,983)
      Retained earnings                                     498,572        478,569
      Less treasury stock, at cost, 589 common shares        (4,817)        (4,817)
                                                        -----------    -----------
         Total stockholders' equity                       1,191,233        867,469
                                                        -----------    -----------
         Total liabilities and stockholders' equity     $ 1,715,016    $ 1,450,242
                                                        -----------    -----------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                   THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                                        1999            1998                1999            1998
                                                      ---------       ---------           ---------       ---------
Revenues                                              $ 142,355       $ 224,018           $ 421,683       $ 760,157
Earnings (losses) from unconsolidated affiliates             35             197               3,633            (240)
                                                      ---------       ---------           ---------       ---------
       Total revenues                                   142,390         224,215             425,316         759,917
                                                      ---------       ---------           ---------       ---------

Operating expenses:
   Direct costs                                          93,491         139,259             268,086         487,801
   General and administrative expenses                   14,989          18,489              46,368          58,628
   Depreciation and amortization                         23,888          21,362              69,074          62,617
                                                      ---------       ---------           ---------       ---------
       Operating expenses                               132,368         179,110             383,528         609,046
                                                      ---------       ---------           ---------       ---------

Operating income                                         10,022          45,105              41,788         150,871
                                                      ---------       ---------           ---------       ---------

Other (expense) income:
   Interest expense                                      (6,697)         (4,101)            (23,339)        (11,839)
   Interest income                                        2,600             264               7,316           1,205
   Other income, net                                      1,846           3,015               7,026          24,782
                                                      ---------       ---------           ---------       ---------
       Other (expense) income                            (2,251)           (822)             (8,997)         14,148
                                                      ---------       ---------           ---------       ---------

Income before income taxes                                7,771          44,283              32,791         165,019
                                                      ---------       ---------           ---------       ---------

Income taxes:
   Current                                                1,455           8,594               6,517          29,237
   Deferred                                               1,575           7,151               6,271          31,820
                                                      ---------       ---------           ---------       ---------
       Income taxes                                       3,030          15,745              12,788          61,057
                                                      ---------       ---------           ---------       ---------

Net income                                            $   4,741       $  28,538           $  20,003       $ 103,962
                                                      ---------       ---------           ---------       ---------

Earnings per share:
   Basic                                              $     .04       $     .28           $     .19       $    1.03
                                                      ---------       ---------           ---------       ---------
   Diluted                                            $     .04       $     .27           $     .17       $     .96
                                                      ---------       ---------           ---------       ---------

Weighted average number of shares outstanding:
   Basic                                                114,382         100,788             106,887         100,811
                                                      ---------       ---------           ---------       ---------
   Diluted                                              123,099         111,826             115,604         112,969
                                                      ---------       ---------           ---------       ---------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                                      CAPITAL    ACCUMULATED
                                              CAPITAL STOCK          IN EXCESS      OTHER                                   TOTAL
                                         ------------------------     OF PAR   COMPREHENSIVE   RETAINED    TREASURY    STOCKHOLDERS'
                                           SHARES      PAR VALUE      VALUE    INCOME (LOSS)   EARNINGS     STOCK         EQUITY
                                         -----------  -----------  ----------- ------------- -----------  -----------  -------------
Balances, December 31, 1997                  101,325  $    10,133  $   400,120  $     6,670  $   353,581  $    (3,164)  $   767,340
                                         -----------  -----------  -----------  -----------  -----------  -----------   -----------
Comprehensive income:
   Net income                                                                                    103,962                    103,962
   Translation adjustment                                                            (3,665)                                 (3,665)
   Unrealized loss on marketable
      securities, net                                                               (12,103)                                (12,103)
                                         -----------  -----------  -----------  -----------  -----------  -----------   -----------
         Total comprehensive income               --           --           --      (15,768)     103,962           --        88,194
                                         -----------  -----------  -----------  -----------  -----------  -----------   -----------

Issuance of common shares for stock
   options exercised                              88            8          582                                                  590
Reduction of tax benefit on stock
option
   deductions                                                           (3,889)                                              (3,889)
Return and retirement of common
   shares held in escrow in connection
   with the Adcor acquisition                    (53)          (5)        (995)                                              (1,000)
Warrants issued in connection with the
   New Prospect acquisition                                              1,451                                                1,451
Conversion of 5% Notes                                                       2                                                    2
Repurchase of common shares                                                                                    (1,653)       (1,653)
                                         -----------  -----------  -----------  -----------  -----------  -----------   -----------
      Subtotal                                    35            3       (2,849)          --           --       (1,653)       (4,499)
                                         -----------  -----------  -----------  -----------  -----------  -----------   -----------
Balances, September 30, 1998                 101,360  $    10,136  $   397,271  $    (9,098) $   457,543  $    (4,817)  $   851,035
                                         -----------  -----------  -----------  -----------  -----------  -----------   -----------

Balances, December 31, 1998                  101,382  $    10,138  $   394,562  $   (10,983) $   478,569  $    (4,817)  $   867,469
                                         -----------  -----------  -----------  -----------  -----------  -----------   -----------
Comprehensive income:
   Net income                                                                                     20,003                     20,003
   Translation adjustment                                                               586                                     586
   Unrealized gain on marketable
      securities, net                                                                22,571                                  22,571
                                         -----------  -----------  -----------  -----------  -----------  -----------   -----------
         Total comprehensive income               --           --           --       23,157       20,003           --        43,160
                                         -----------  -----------  -----------  -----------  -----------  -----------   -----------

Issuance of common shares in
   connection with the Bayard
   acquisition                                 6,167          617       74,230                                               74,847
Issuance of common shares for stock
   options exercised                             480           48        4,873                                                4,921
Tax benefit on stock option deductions                                  30,415                                               30,415
Return and retirement of common
   shares held in escrow in connection
   with the Adcor acquisition                    (12)          (1)           1                                                   --
Conversion of 5% Notes                         9,508          950      169,471                                              170,421
                                         -----------  -----------  -----------  -----------  -----------  -----------   -----------
      Subtotal                                16,143        1,614      278,990           --           --           --       280,604
                                         -----------  -----------  -----------  -----------  -----------  -----------   -----------
Balances, September 30, 1999                 117,525  $    11,752  $   673,552  $    12,174  $   498,572  $    (4,817)  $ 1,191,233
                                         -----------  -----------  -----------  -----------  -----------  -----------   -----------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                        NINE MONTHS ENDED SEPTEMBER 30,

                                                                            1999            1998
                                                                          ---------       ---------
Net cash provided by operating activities                                 $ 108,394       $ 226,365
                                                                          ---------       ---------

Cash flows from investing activities:
   Purchases of marketable securities, available-for-sale                   (12,544)         (1,915)
   Sales of marketable securities, available-for-sale                         3,089              --
   Cash received from disposition of long-term assets and businesses         13,198          37,466
   Cash paid for acquisitions of businesses, net                             (5,233)        (28,208)
   Capital expenditures                                                     (46,252)       (228,492)
   Distribution from (investment in) affiliates                               3,000          (1,952)
                                                                          ---------       ---------
Net cash used for investing activities                                      (44,742)       (223,101)
                                                                          ---------       ---------

Cash flows from financing activities:
   Increase in restricted cash                                               (1,165)            (22)
   Long-term borrowings                                                     324,707
   Reduction of long-term obligations                                      (178,632)        (10,636)
   (Decrease) increase in short-term borrowings, net                        (73,565)          6,571
   Common and treasury stock transactions                                     4,298          (1,063)
                                                                          ---------       ---------
Net cash provided by (used for) financing activities                         75,643          (5,150)
                                                                          ---------       ---------

Net increase (decrease) in cash and cash equivalents                        139,295          (1,886)

Cash and cash equivalents, beginning of period                               16,748           5,623
Cash of affiliates now accounted for under the equity method                 (1,425)             --
                                                                          ---------       ---------
Cash and cash equivalents, end of period                                  $ 154,618       $   3,737
                                                                          ---------       ---------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information

         The unaudited condensed consolidated financial statements of Nabors Industries, Inc. (collectively with its subsidiaries, the "Company" or "Nabors") are prepared in conformity with generally accepted accounting principles ("GAAP"), but do not purport to be a complete presentation inasmuch as all note disclosures required by GAAP are not included. Reference is made to the Company's 1998 Annual Report on Form 10-K for additional note disclosures.

         In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 1999, and the results of its operations, its changes in stockholders' equity and its cash flows for the periods ended September 30, 1999 and 1998 in accordance with GAAP. Interim results for the nine months ended September 30, 1999 are not necessarily indicative of results that will be realized for the full year ending December 31, 1999.

Investment in Affiliates

         Beginning January 1, 1999, the Company's investments in several 50% owned joint ventures have been accounted for using the equity method of accounting, with the Company's share of the net income of these joint ventures recorded as a component of revenues in the condensed consolidated statements of income and the Company's investment in these joint ventures carried as a single amount in the condensed consolidated balance sheets. For periods prior to January 1, 1999, these investments were accounted for using the proportionate consolidation method, whereby the Company's pro rata share of the joint venture's revenues, expenses and financial position were recorded as corresponding revenues, expenses and financial position of the Company.

         The following table summarizes the effect of the change in accounting method on the Company's condensed consolidated balance sheets as of January 1, 1999:

                                                      INCREASE
                                                     (DECREASE)
                                                    -------------
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
                                                       --------

Earnings Per Share

         Basic earnings per share for all periods presented equals net income divided by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock held in treasury. Diluted earnings per share for the three months and nine months ended September 30, 1998, reflects the assumed conversion of the aggregate principal amount of the $172.5 million, 5% Convertible Subordinated Notes due 2006 (the "5% Notes"). As a result of the assumed conversion in those periods, net income is adjusted to add back $1.4 million and $4.1 million, respectively, of after tax interest expense incurred on the 5% Notes. Net income, as adjusted, is divided by the sum of: (1) the weighted average number of shares of common stock outstanding used for the basic computation, (2) the net effect of dilutive stock options and warrants, and (3) for the three months and nine months ended September 30, 1998,
9.5 million shares of common stock assumed to be issued on conversion of the 5% Notes. Basic and Diluted earnings per share for the three months and nine months ended September 30, 1999, reflects the weighted average effect of 9.5 million shares of common stock issued in connection with the conversion of $172.3 million aggregate principal amount of the 5% Notes based upon the actual date of conversion during the third quarter of 1999 (Note 3).

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 ACQUISITIONS

         During April 1999, the Company completed its acquisition of Bayard Drilling Technologies, Inc. ("Bayard") through the merger of Bayard and a wholly-owned, special purpose subsidiary of the Company. Pursuant to the merger, each of the approximately 18.3 million shares of Bayard common stock were exchanged for .3375 shares of the Company's common stock and $.30 per share in cash (approximately 6.17 million shares and $5.5 million in cash in the aggregate). The acquisition of Bayard added 87 drilling rigs, 73 of which were actively marketed. The majority of the rigs are located in the mid-continent region of the United States and south Texas with the balance of the fleet located throughout east Texas and Louisiana. In addition, Bayard had a significant inventory of new component equipment including drill pipe, engines and high horsepower mud pumps. Bayard also owned and operated a fleet of oilfield hauling equipment. Approximately $116.0 million of Bayard's debt remained outstanding as an obligation of Bayard immediately following the merger, which the Company did not guarantee. Approximately $14.3 million of Bayard's senior debt was paid off subsequent to the merger pursuant to contractual requirements and all of the Bayard $100.0 million 11% Senior Notes due 2005 were acquired by Nabors from the public in connection with a cash tender offer completed during August 1999 (Note 3).

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

         The following unaudited pro forma summary of financial information presents the Company's consolidated results of operations as if the acquisition of Bayard had occurred at the beginning of the periods presented, after including the impact of certain adjustments including: (1) the elimination of nonrecurring merger related costs, (2) reduced depreciation expense reflecting the reduction in value assigned to property, plant and equipment, (3) amortization of goodwill, (4) reduced interest expense associated primarily with the elimination of certain deferred financing costs and (5) the related income tax effects of these adjustments.

                                             NINE MONTHS ENDED SEPTEMBER 30,
                                             1999                        1998
                                   ------------------------    ------------------------
                                   AS REPORTED    PRO FORMA    AS REPORTED    PRO FORMA
                                   -----------    ---------    -----------    ---------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Revenues                            $ 425,316     $ 436,292     $ 759,917     $ 824,719
                                    ---------     ---------     ---------     ---------
Net income before extraordinary
  items                             $  20,003     $  14,446     $ 103,962     $ 108,026
                                    ---------     ---------     ---------     ---------
Net income                          $  20,003     $  14,446     $ 103,962     $ 107,688
                                    ---------     ---------     ---------     ---------
Net income before extraordinary
  items per diluted share           $     .17     $     .12     $     .96     $     .94
                                    ---------     ---------     ---------     ---------
Net income per diluted share        $     .17     $     .12     $     .96     $     .94
                                    ---------     ---------     ---------     ---------
Weighted average number of
  diluted shares outstanding:         115,604       117,660       112,969       119,136
                                    ---------     ---------     ---------     ---------

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

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         On July 29, 1999, the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, expired with respect to Nabors' previously announced acquisition of Pool Energy Services Co. ("Pool"). Nabors has been advised that the Department of Justice has closed its investigation with respect to the proposed transaction. Pool's shareholders approved the Pool merger agreement on September 28, 1999. Completion of the transaction remains subject to various closing conditions, including amendment of Pool's Saudi joint venture or other arrangement being made so that the operations of Nabors and Pool in Saudi Arabia are not adversely affected by the transaction and customary conditions such as the accuracy of the parties' representations and warranties and compliance with covenants. The October 1, 1999 termination date set forth in the merger agreement has passed and either party may terminate the agreement. Nevertheless, the parties are continuing to use their best efforts to close the transaction as promptly as is practicable. However, there can be no assurance that the transaction will be consummated.

NOTE 3  LONG-TERM OBLIGATIONS

         During July 1999, the Company prepaid the entire $40.0 million aggregate principal amount of its 9.18% Senior Notes due July 31, 2006, issued to John Hancock Mutual Life Insurance Company and an affiliate, at par plus a make-whole premium of approximately $4.5 million. In connection with the transaction, the Company recognized a pre-tax extraordinary loss of $4.7 million resulting from the make whole premium paid and the recognition of certain deferred financing costs.

         During July 1999, the Company made a cash tender offer to the holders of Bayard's $100.0 million 11% Senior Notes due 2005 (the Bayard "11% Notes") that expired on August 3, 1999. The price offered was $1,110 per $1,000 note plus interest on such amount from and including July 2, 1999 to but excluding the date of payment, at a per annum rate of 5.0%. In connection with the offer, the Company accepted for payment all $100 million in aggregate principal amount of Notes tendered. In connection with the transaction, the Company recognized a pre-tax extraordinary gain of $4.7 million resulting from the repayment of the notes at less than the amount recorded on the Company's books. This gain was netted against the extraordinary loss described above and included in the Company's condensed consolidated statements of income as other income.

         During June 1999, the Company issued a Notice of Redemption to holders of the Company's 5% Notes for mandatory redemption on July 15, 1999 at a redemption price of $1,035 per $1,000 note together with accrued and unpaid interest from May 15, 1999 to the redemption date. Alternatively, holders of the 5% Notes could elect to convert their notes prior to redemption, whereby each $1,000 note would be converted into 55.1724 shares of the Company's common stock. Subsequently, 9.51 million shares of common stock were issued to holders of $172.3 million aggregate principal amount of the 5% Notes. The remaining $.16 million of the 5% Notes were redeemed in accordance with the Notice of Redemption. As a result of the conversions and the redemption, the 5% Notes were cancelled during July 1999 and ceased to be outstanding.

         During March 1999, the Company issued $325.0 million of 6.80% Senior Unsecured Notes due April 15, 2004 (the "6.80% Notes"). Interest on the 6.80% Notes is payable semi-annually on April 15 and October 15, commencing on October 15, 1999. The 6.80% Notes are redeemable in whole or in part, at the option of the Company at any time, at a redemption price equal to the greater of (1) 100% of their principal amount or (2) the sum of the present values of the remaining scheduled payments of principal and interest discounted to the date of redemption on a semi-annual basis using the comparable treasury security yield plus 25 basis points together in either case with accrued and unpaid interest. Certain restrictions have been imposed on the Company as a result of the issuance of the 6.80% Notes, including limitations on the incurrence of liens and certain sale-leaseback transactions.

         A portion of the proceeds from the issuance of the 6.80% Notes was used to repay certain short-term and long-term borrowings of the Company, including the debt reduction transactions described above, and to purchase rigs and related equipment from Bayard, a wholly owned subsidiary of the Company (Note
2). Bayard used the proceeds from the equipment sale to repay certain of its senior debt. The remaining proceeds from the issuance of the 6.80% Notes will be used for general corporate purposes, including but not limited to, working capital and possible future business acquisitions.

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4  CAPITAL STOCK

         During the nine months ended September 30, 1999, options to acquire 480,119 shares of common stock were exercised at prices ranging from $5.88 to $22.82 per share.

         During June and July 1999, 9,508,048 shares of common stock were issued in connection with the conversion of $172.3 million aggregate principal amount of the 5% Notes (Note 3).

         During June 1999, 11,865 shares of common stock that had been held in escrow in connection with the Company's acquisition of Adcor in January 1997 were returned to the Company and retired.

         During April 1999, the Company completed the acquisition of Bayard, whereby the Company acquired all of the outstanding shares of Bayard common stock in exchange for 6,167,036 newly issued shares of the Company's common stock (Note 2).

NOTE 5  COMMITMENTS AND CONTINGENCIES

Capital Expenditures

         As of September 30, 1999, the Company had outstanding capital expenditure purchase commitments of approximately $10.2 million.

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

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6  SEGMENT INFORMATION

         The following table sets forth financial information with respect to the Company and its reportable segments:

                                      THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                           1999              1998              1999              1998
                                       ------------      ------------      ------------      ------------
                                                                 (IN THOUSANDS)

Revenues:
   Contract drilling                   $    132,043      $    202,461      $    399,203      $    683,781
   Manufacturing and logistics (1)           12,625            25,941            32,311            87,483
   Other (2)                                 (2,278)           (4,187)           (6,198)          (11,347)
                                       ------------      ------------      ------------      ------------
      Total revenues                   $    142,390      $    224,215      $    425,316      $    759,917
                                       ------------      ------------      ------------      ------------

Operating income (loss):
   Contract drilling                   $     12,156      $     45,525      $     47,934      $    148,107
   Manufacturing and logistics                  831             3,632             4,670            13,745
   Other (3)                                 (2,965)           (4,052)          (10,816)          (10,981)
                                       ------------      ------------      ------------      ------------
      Total operating income           $     10,022      $     45,105      $     41,788      $    150,871
Interest expense                             (6,697)           (4,101)          (23,339)          (11,839)
Interest income                               2,600               264             7,316             1,205
Other income, net                             1,846             3,015             7,026            24,782
                                       ------------      ------------      ------------      ------------
   Income before income taxes          $      7,771      $     44,283      $     32,791      $    165,019
                                       ------------      ------------      ------------      ------------

Total assets:
   Contract drilling                                                       $  1,424,826      $  1,301,280
   Manufacturing and logistics (1)                                               66,361            87,533
   Other (3)(4)                                                                 223,829            23,137
                                                                           ------------      ------------
      Total assets                                                         $  1,715,016      $  1,411,950
                                                                           ------------      ------------

(1) The revenue reduction during the three months and nine months ended September 30, 1999 and the reduction in total assets for the nine months ended September 30, 1999 reflects the change in accounting for certain 50% owned joint ventures (Note 1).

(2) Elimination of inter-segment manufacturing and logistics sales.

(3) Includes the elimination of inter-segment transactions and unallocated corporate expenses and assets.

(4) For September 30, 1999, includes remaining cash proceeds from the issuance of the 6.80% Notes (Note 3).

                        Report of Independent Accountants


To the Stockholders and Board of Directors of Nabors Industries, Inc.

We have reviewed the accompanying condensed consolidated balance sheets of Nabors Industries, Inc. and Subsidiaries as of September 30, 1999 and the related condensed consolidated statements of income for the three months and nine months ended September 30, 1999 and 1998 and changes in stockholders' equity and cash flows for the nine month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

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



Houston, Texas
October 20, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998

         Company revenues for the third quarter of fiscal 1999 (the "Current Quarter") totaled $142.4 million, representing a decrease of $81.8 million, or 36%, as compared to the prior year period. Current Quarter operating income and net income totaled $10.0 million and $4.7 million ($.04 per diluted share), respectively, representing decreases of 78% and 83% compared to the prior year period. Revenues for the first nine months of fiscal 1999 (the "Current Period") totaled $425.3 million, representing a decrease of $334.6 million, or 44%, as compared to the prior year period. Operating income and net income for the Current Period totaled $41.8 million and $20.0 million ($.17 per diluted share), respectively, representing decreases of 72% and 81% compared to the prior year period.

          The significant reduction in Current Quarter and Current Period results is a reflection of the reduced capital spending by our customers for drilling and workover services following the decline in crude oil prices that began during the fourth quarter of 1997 and reversed beginning in March of 1999. The reduced capital spending by our customers resulted in a reduction in the Company's rig utilization and rig dayrates as compared to the prior year periods. These lower activity levels in our various business units bottomed in the second and third quarters of 1999 and are generally beginning to increase in response to the higher average oil prices during these two quarters. The outlook is also improving as higher capital spending plans are gradually materializing, initially among our North American customers, with recent bid awards confirming increased spending plans in our international markets.

         The recent increases in North American activity is illustrated by the increases in the total US active land rig count. This count declined throughout 1998 reaching a more than fifty-year low of 380 working rigs during April 1999. Since then it has improved to 634 working rigs by October 29, 1999 (Based on information published by Baker Hughes). This improvement was driven almost exclusively by rigs drilling for natural gas. This increase has benefited Nabors directly, and as a result, after six consecutive quarters of declining operating income, the Current Quarter's results appear to mark the beginning of a sustainable upturn in our business that should progressively improve. During the Current Quarter, the Company experienced an improvement in its US Lower 48 and Gulf of Mexico offshore platform workover operations as compared to the second quarter of 1999; however, activity levels in these areas remain lower than during the 1998 comparable period. Largely offsetting these improvements over the second quarter of 1999 were lower rig counts in the Company's higher margin international land and offshore platform drilling operations as a number of long-term contracts expired, causing results in these units to also be significantly lower than 1998 levels.

         Looking forward, the Company anticipates consistently improving operating results in the US Lower 48 as well as increased seasonal levels of activity in Canada resulting from the high natural gas related demand for deep drilling, silicon-controlled rectifier (SCR) rigs with top drives in the Canadian foothills. The Alaskan drilling operation stabilized during the Current Quarter and is expected to improve beginning in 2000. Additionally, utilization of the Company's international land and offshore platform drilling rigs are expected to show improvements beginning late in the fourth quarter of 1999. In summary, if the current commodity price environment continues, modest improvements are expected for the remainder of 1999 and increasingly significant improvements are expected throughout fiscal 2000.

         The following tables set forth certain financial information with respect to the Company's operating segments, the Company's rig activity and certain industry data:

                                         THREE MONTHS ENDED SEPTEMBER 30,                NINE MONTHS ENDED SEPTEMBER 30,
                                                                INCREASE                                        INCREASE
                                    1999         1998          (DECREASE)          1999         1998           (DECREASE)
                                 ----------   ----------   ------------------   ----------   ----------   -------------------
                                                               (IN THOUSANDS, EXCEPT PERCENTAGES)

Revenues:
   Contract drilling             $  132,043   $  202,461   $  (70,418)  (35%)   $  399,203   $  683,781   $ (284,578)   (42%)
   Manufacturing and logistics       12,625       25,941      (13,316)  (51%)       32,311       87,483      (55,172)   (63%)
   Other(1)                          (2,278)      (4,187)       1,909    46%        (6,198)     (11,347)       5,149     45%
                                 ----------   ----------   ----------           ----------   ----------   ----------
      Total revenues             $  142,390   $  224,215   $  (81,825)  (36%)   $  425,316   $  759,917   $ (334,601)   (44%)
                                 ----------   ----------   ----------           ----------   ----------   ----------

Operating income (loss):
   Contract drilling             $   12,156   $   45,525   $  (33,369)  (73%)   $   47,934   $  148,107   $ (100,173)   (68%)
   Manufacturing and logistics          831        3,632       (2,801)  (77%)        4,670       13,745       (9,075)   (66%)
   Other(2)                          (2,965)      (4,052)       1,087    27%       (10,816)     (10,981)         165      2%
                                 ----------   ----------   ----------           ----------   ----------   ----------
      Total operating income     $   10,022   $   45,105   $  (35,083)  (78%)   $   41,788   $  150,871   $ (109,083)   (72%)
                                 ----------   ----------   ----------           ----------   ----------   ----------

                                        THREE MONTHS ENDED SEPTEMBER 30,             NINE MONTHS ENDED SEPTEMBER 30,
                                                                 INCREASE                                   INCREASE
                                       1999        1998         (DECREASE)        1999        1998          (DECREASE)
                                     --------    --------   ------------------  --------    --------    -----------------

Rig activity:
   Rig years (3)                        144.1       185.7      (41.6)    (22%)     133.0       213.8       (80.8)   (38%)
   Rig utilization                         29%         43%       (14%)   (33%)        28%         51%        (23%)  (45%)

Industry data:
   Average West Texas
      intermediate crude
      oil spot price ($/bbl)(4)      $  21.72    $  14.17   $   7.55      53%   $  17.58    $  14.88    $   2.70     18%
   Average US natural gas
      spot price ($/mcf)(4)          $   2.45    $   1.92   $    .53      28%   $   2.11    $   2.05    $    .06      3%
   Average US land rig
      count(5)                            516         657       (141)    (21%)       452         740        (288)   (39%)
   Average International
      land rig count(5)                   398         487        (89)    (18%)       407         519        (112)   (22%)

(1) Elimination of inter-segment manufacturing and logistics sales.

(2) Includes the elimination of inter-segment transactions and unallocated corporate expenses.

(3) Rig years represents a measure of the number of equivalent rigs operating during a given period. For example, one rig operating 182.5 days during a 365-day period represents .5 rig years.

(4) Source: Bloomberg

(5) Source: Baker Hughes

         Contract drilling. Contract drilling revenues totaled $132.0 million during the Current Quarter and $399.2 million during the Current Period, representing decreases of 35% and 42%, respectively, compared with the prior year periods. Equivalent rig years decreased to 144.1 years during the Current Quarter and 133.0 years during the Current Period compared to averages of 185.7 and 213.8 years during the comparable prior year periods. Substantially all of the Company's contract drilling operations experienced declines in drilling activity and dayrates during the Current Quarter and Current Period as compared to the prior year periods. These declines resulted from the reduced demand for drilling and workover services caused by reduced customer spending resulting from lower crude oil and natural gas prices throughout 1998 and the first quarter of 1999.

         Alaskan revenues were lower during the Current Quarter and Current Period as a result of lower equivalent rig years and lower average dayrates as compared to the prior year periods. A number of rig contracts in Alaska were not renewed as expected during the Current Period as a result of the prevailing market conditions. This reduction in drilling activity was partially offset by the contribution of two newly constructed 1,000 horsepower re-drilling and re-completion drilling rigs, 7ES and 9ES, which commenced five-year contracts during the fourth quarter of 1998.

         Canadian revenues were lower during the Current Quarter and Current Period as a result of lower equivalent rig years and dayrates associated with the reduced demand for drilling services.

         US Lower 48 revenues decreased significantly during the Current Quarter and Current Period as a result of reduced demand for drilling services. The decline in active rigs has been more prevalent for the Company's shallower mechanical rig fleet, however, all rig categories have been adversely impacted. Dayrates for all classes of rigs have also decreased compared to the prior year periods. The impact of reduced activity levels and lower dayrates on US Lower 48 margins was somewhat mitigated as an increased percentage of the Company's working rigs were deep drilling SCR rigs, which typically command higher dayrates than shallower mechanical rigs. US Lower 48 revenues for the Current Quarter and Current Period reflect the addition of 87 rigs (73 of which are actively marketed) in connection with the acquisition of Bayard Drilling Technologies, Inc. ("Bayard") during April 1999.

         International operation revenues decreased during the Current Quarter and Current Period primarily as a result of reduced drilling activity in the Middle East and South America. Middle Eastern revenues declined primarily as a result of reductions in drilling activity and dayrates in Saudi Arabia. Additionally, the Ocean Master VIII, a jack-up drilling rig that operated in the Persian Gulf during 1998, has not operated during 1999, which further negatively impacted Middle Eastern revenues as compared to the prior year periods. South American revenues were down from the prior year periods as a result of lower drilling activity in Venezuela and Colombia. These decreases in South America were partially offset by the contribution of four rigs that commenced operations in Bolivia during the second half of 1998.

         Offshore revenues decreased during the Current Quarter and Current Period as a result of lower workover activity in the Gulf of Mexico as compared to the prior year periods. The Company's platform workover rigs and jack-up workover rigs experienced fewer operating days and lower dayrates as a result of the decrease in demand. Revenues for the Company's platform drilling rigs operating in the Gulf of Mexico were also lower as compared to the prior year periods due to lower equivalent rig years. Internationally, platform workover revenues increased during the Current Quarter and Current Period as a result of the deployment of three Super Sundowner(R) rigs, which began operations offshore Mexico during the fourth quarter of 1998.

         Manufacturing and logistics. Manufacturing and logistics revenues totaled $12.6 million during the Current Quarter and $32.3 million during the Current Period, representing decreases of 51% and 63%, respectively, compared with the prior year periods. These decreases were primarily attributable to a change in the method of accounting for the Company's investments in several 50% owned joint ventures, primarily Peak Oilfield Services Company, the Company's Alaskan construction and logistics joint venture. Beginning January 1, 1999, these joint ventures have been accounted for using the equity method of accounting, with the Company's equity in the net income of the joint ventures recorded as a component of revenues in the condensed consolidated statements of income. During the prior year period, these investments were accounted for using the proportionate consolidation method whereby the Company's pro rata share of revenues and expenses were recorded as corresponding revenues and expenses of the Company. Additionally, revenues for Peak Oilfield Services were lower during the Current Quarter and Current Period as a result of reduced activity. Canrig revenues were higher during the Current Quarter and relatively unchanged during the Current Period as a result of top drive sales that took place during the Current Quarter. Additionally, the top drive rental fleet introduced throughout 1998 contributed to increased revenues during the Current Quarter and Current Period. Revenues for Epoch, the Company's drilling operation software and instrumentation provider, were lower during the Current Quarter and Current Period as a result of decreased industry activity.

         The following table sets forth selected consolidated financial information of the Company expressed as a percentage of total operating revenues excluding earnings (losses) from unconsolidated affiliates:

                                  THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                         1999         1998                   1999         1998
                                        ------       ------                 ------       ------

Revenues                                 100.0%       100.0%                 100.0%       100.0%
Direct costs                              65.7%        62.2%                  63.6%        64.2%
                                        ------       ------                 ------       ------
    Gross margin                          34.3%        37.8%                  36.4%        35.8%
General and administrative expenses       10.5%         8.3%                  11.0%         7.7%
Depreciation and amortization             16.8%         9.5%                  16.4%         8.2%
                                        ------       ------                 ------       ------
    Operating income                       7.0%        20.0%                   9.0%        19.9%
Other (expense) income                    (1.6%)       (0.3%)                 (2.1%)        1.8%
                                        ------       ------                 ------       ------
Income before income taxes                 5.4%        19.7%                   6.9%        21.7%
Income taxes                               2.1%         7.0%                   3.0%         8.0%
                                        ------       ------                 ------       ------
Net income                                 3.3%        12.7%                   3.9%        13.7%
                                        ------       ------                 ------       ------

         Generally, the Company's gross margin percentage may be affected by changes in the proportion of revenues derived in its various areas of operation, as contracts in the US Lower 48 typically earn a lower gross margin percentage than Alaska, international and offshore contracts. The decrease in the gross margin percentage during the Current Quarter was the result of the Current Quarter increase in the percentage of the Company's revenues derived in the US Lower 48. Additionally, average dayrates in many of the Company's operating areas were lower during the Current Quarter and Current Period as compared to the prior year periods. During the Current Period, a greater percentage of the Company's revenues were generated by the Company's more profitable areas of operation, which increased the gross margin percentage as compared to the prior year period. Additionally, the change in the method of accounting for the Company's investments in several joint ventures increased the gross margin percentage for the Current Period as the Company's equity in the net income of the joint ventures is now recorded as revenue. General and administrative expenses as a percentage of revenues increased during the Current Quarter and Current Period due to the decline in the Company's revenues, as these expenses were spread over a smaller revenue base. The Company has effected significant reductions in overhead costs in light of the current market environment, and as a result, general and administrative expenses have decreased in terms of absolute dollars during the Current Quarter and Current Period. Depreciation expense as a percentage of revenues increased during the Current Quarter and Current Period as a result of the decrease in revenues for the Current Quarter and Current Period, as well as significant capital expenditures and a number of acquisitions completed during 1998 and 1999.

         Interest expense increased during the Current Quarter and Current Period primarily as a result of the March 1999 issuance of the $325.0 million 6.80% Senior Unsecured Notes due April 15, 2004 (the "6.80% Notes"). Additionally, interest expense for the Current Quarter and Current Period includes interest on the acquired Bayard $100.0 million 11% Senior Notes due 2005 (the "Bayard 11% Notes") beginning in April 1999 and continuing through the beginning of August 1999, when the Bayard 11% Notes were purchased from the public by the Company in connection with a tender offer. Interest expense for the Current Quarter and Current Period was somewhat reduced, however, as a result of several debt reduction transactions that were completed during July and August 1999 (see further discussion under "Liquidity and Capital Resources"). Interest income increased during the Current Quarter and Current Period as a result of interest income earned on the remaining proceeds from the 6.80% Notes.

         Other income decreased during the Current Quarter and Current Period. During the Current Quarter and Current Period, other income consisted primarily of realized and unrealized holding gains recognized on investments in marketable equity securities and gains on physical damage insurance claims. During the prior year, gains were recognized on the January 1998 sale of J.W. Gibson, the Company's land workover and well servicing operation, and on physical damage insurance claims.

         The effective tax rate during the Current Quarter and Current Period was 39.0%, as compared to an effective tax rate of 35.6% and 37.0% for the prior year quarter and nine month period, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Despite the current market conditions, the Company generates significant cash from operations. The Company also has substantial borrowing capacity under various credit facility arrangements. Additionally, the Company has access to public debt and equity capital markets. The Company's senior unsecured debt ratings as provided by Moody's Investor Service and Standard & Poor's are "A3" and "A-", respectively.

         During July 1999, the Company prepaid the entire $40.0 million aggregate principal amount of its 9.18% Senior Notes due July 31, 2006, issued to John Hancock Mutual Life Insurance Company and an affiliate (the "9.18% Notes"), at par plus a make-whole premium of approximately $4.5 million.

         During July 1999, the Company made a cash tender offer to the holders of the Bayard 11% Notes that expired on August 3, 1999. The price offered was $1,110 per $1,000 note plus interest on such amount from and including July 2, 1999 to but excluding the date of payment, at a per annum rate of 5.0%. In connection with the offer, the Company accepted for payment all $100 million in aggregate principal amount of Notes tendered.

         During June 1999, the Company issued a Notice of Redemption to holders of the Company's 5% Notes for mandatory redemption on July 15, 1999 at a redemption price of $1,035 per $1,000 note together with accrued and unpaid interest from May 15, 1999 to the redemption date. Alternatively, holders of the 5% Notes could elect to convert their notes prior to redemption, whereby each $1,000 note would be converted into 55.1724 shares of the Company's common stock. Subsequently, 9.51 million shares of common stock were issued to holders of $172.3 million aggregate principal amount of the 5% Notes. The remaining $.16 million of the 5% Notes were redeemed in accordance with the Notice of Redemption. As a result of the conversions and the redemption, the 5% Notes were cancelled during July 1999 and ceased to be outstanding.

         During March 1999, the Company issued the 6.80% Notes. Interest on the 6.80% Notes is payable semi-annually on April 15 and October 15, commencing on October 15, 1999. A portion of the proceeds from the issuance of the 6.80% Notes was used to repay certain short-term and long-term borrowings of the Company, including the debt reduction transactions described above, and to purchase rigs and related equipment from Bayard, a wholly owned subsidiary of the Company (Note 2). Bayard used the proceeds from the equipment sale to repay certain of its senior debt. The remaining proceeds from the issuance of the 6.80% Notes will be used for general corporate purposes, including but not limited to, working capital and possible future business acquisitions.

         During June 1999, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (SEC) to allow the Company to offer, from time to time, up to $500.0 million in debt securities, preferred stock, common stock, depository shares or warrants. The SEC declared the registration statement effective on June 28, 1999. The Company currently has not issued any securities registered under the registration statement.

         The Company had working capital of $203.0 million as of September 30, 1999, representing a $181.8 million increase as compared to December 31, 1998. The increase in working capital is primarily attributable to the significant increase in cash and cash equivalents representing the remaining proceeds from the issuance of the 6.80% Notes. Additionally, proceeds from the 6.80% Notes were used to reduce short-term borrowings as compared to December 31, 1998. The balances of accounts receivable and accounts payable have decreased as compared to December 31, 1998 as a result of the decline in drilling activity. Additionally, the current portion of long-term obligations decreased primarily as a result of principal payments on various term notes. Goodwill was recorded in connection with the acquisition of Bayard and other long-term assets increased as a result of the change in the method of accounting for the Company's investments in several joint ventures (Note 1). The Company's long-term obligations increased primarily as a result of the issuance of the 6.80% Notes, but reflects the pre-payment of the 9.18% Notes and the conversion and redemption of the 5% Notes. The Company's ratio of funded debt to funded debt plus stockholders' equity, commonly referred to as the debt to capital ratio, was 0.22:1 as of September 30, 1999 as compared to 0.26:1 as of December 31, 1998.

         Net cash provided by operating activities totaled $108.4 million during the Current Period, compared to $226.4 million during the prior year period. During the Current Period and prior year period, net income was increased for non-cash items such as depreciation and deferred taxes and cash was provided from changes in the Company's working capital accounts.

         Net cash used for investing activities totaled $44.7 million during the Current Period compared to $223.1 million during the prior year period. Cash was used primarily for capital expenditures, acquisitions of businesses and purchases of marketable securities during both the Current Period and the prior year period. During the Current Period and prior year period, cash was provided by the disposition of long-term assets and businesses.

         Financing activities provided cash totaling $75.6 million during the Current Period, but used cash of $5.2 million during the prior year period. During the Current Period, cash was provided by the issuance of the 6.80% Notes and was used to reduce short-term borrowings and other long-term borrowings. During the prior year period, cash was used primarily to reduce long-term borrowings.

         The Company's cash and cash equivalents and investments in short-term marketable securities totaled $175.0 million as of September 30, 1999. The Company currently has credit facility arrangements with various banks with total availability of $225.4 million. As of September 30, 1999, remaining availability, after borrowings on the facilities and outstanding letters of credit, totaled approximately $210.8 million.

         During April 1999, the Company completed its acquisition of Bayard through the merger of Bayard and a wholly-owned, special purpose subsidiary of the Company. Pursuant to the merger, each of the approximately 18.3 million shares of Bayard common stock were exchanged for .3375 shares of the Company's common stock and $.30 per share in cash (approximately 6.17 million shares and $5.5 million in cash in the aggregate). Approximately $116.0 million of Bayard's debt remained outstanding as an obligation of Bayard immediately following the merger, which the Company did not guarantee. Approximately $14.3 million of Bayard's senior debt was paid off subsequent to the merger pursuant to contractual requirements and all of the Bayard 11% Notes were acquired by Nabors from the public in connection with a cash tender offer completed during August 1999.

         As of September 30, 1999, the Company had outstanding capital expenditure purchase commitments of approximately $10.2 million.

         During January 1999, the Company executed a definitive merger agreement with Pool Energy Services Co. ("Pool"), pursuant to which each of the approximately 19.1 million shares of Pool common stock not owned by the Company prior to the merger will be exchanged for 1.025 shares of the Company's common stock (approximately 19.6 million shares). As of June 30, 1999 Pool had approximately $192.8 million of long-term debt that will remain an obligation of Pool after the acquisition. On July 29, 1999, the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, expired with respect to Nabors' previously announced acquisition of Pool Energy Services Co. ("Pool"). Nabors has been advised that the Department of Justice has closed its investigation with respect to the proposed transaction. Pool's shareholders approved the Pool merger agreement on September 28, 1999. Completion of the transaction remains subject to various closing conditions, including amendment of Pool's Saudi joint venture or other arrangement being made so that the operations of Nabors and Pool in Saudi Arabia are not adversely affected by the transaction and customary conditions such as the accuracy of the parties' representations and warranties and compliance with covenants. The October 1, 1999 termination date set forth in the merger agreement has passed and either party may terminate the agreement. Nevertheless, the parties are continuing to use their best efforts to close the transaction as promptly as is practicable. However, there can be no assurance that the transaction will be consummated.

         Projected capital expenditures for the remainder of 1999 are expected to reflect substantial reductions in cash spending as a result of current market conditions. The Company has historically completed a number of acquisitions and will continue to evaluate opportunities to acquire assets or businesses to enhance the Company's core operations. Such capital expenditures and acquisitions are at the discretion of the Company and will depend on management's view of market conditions and other factors.

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

         Y2K Compliance Program - The Company initiated a Y2K compliance program during July 1998 to ensure that all of the critical Systems and processes that are under its direct control remain functional. The Company organized a task force of key employees, including a full-time Y2K coordinator, and engaged an outside consultant to assist in the management of its Y2K compliance program. The Company's Y2K compliance program focused on the Company's Systems as well as the Systems of key third party service providers, product suppliers and customers. The first phase of the program consisted of inventorying or identifying all Systems. The identified Systems were prioritized and all critical Systems were assessed for Y2K compliance as part of the second phase of the program. In the third phase, Systems were remediated or replaced as necessary and contingency plans were developed. The fourth phase involves testing select critical systems to ensure Y2K compliance. The Company has substantially completed the inventory, assessment, testing and remediation phases of the program and is finalizing contingency planning. The Company anticipates the entire program being completed in advance of the year 2000.

         Critical Systems - The Systems that are critical to the Company's operations include both its accounting and administrative Systems and its operational Systems. Upgrades to a number of the Company's accounting and administrative Systems in the ordinary course of business had the added benefit of resolving certain Y2K compliance issues. Accordingly, the Company believes its critical accounting and administrative Systems, which consist primarily of computer hardware and software, to be substantially Y2K compliant. The Company's critical operational Systems consist primarily of Systems in use on the Company's drilling rigs. The Company has completed an inventory of each drilling and workover rig's critical Systems and has substantially completed assessing these Systems for Y2K compliance. Based on this analysis and in reliance on information provided by various equipment vendors, the Company's rigs appear to be Y2K compliant.

         Nabors Products - Two of the Company's subsidiaries manufacture and sell software, instrumentation and top drive systems to affiliates and third parties. Manufacturers such as Canrig and Epoch may have added exposure to third parties that can be mitigated, in part, by early notification and remediation, which the Company has completed. Epoch has thoroughly investigated its hardware and software products for Y2K compliance. With the exception of PERC versions
4.0 and earlier, and DRS for DOS, all are Y2K compliant. Epoch has upgrades available for both of the non-compliant products that will make them Y2K compliant and provide additional benefits for customers. Epoch has alerted all customers who purchased non-compliant products as to the potential problems, and has offered to sell them the upgrades. Most of the customers have upgraded or agreed to upgrade. The remaining customers either have determined not to upgrade or are still assessing their systems. Canrig has identified four embedded chips which interface with its top drives and has contacted the manufacturers of these chips. The manufacturers all have certified that the chips are Y2K compliant. In addition, the Company has validated the manufacturer's certification through testing. Even so, the Company cannot guarantee that systems supplied by third party manufacturers will remain functional. Finally, in operating the top drives, no dates are entered and no calculations are made utilizing dates. Therefore, the issue of Y2K compliance does not appear applicable to the top drives as manufactured by the Company.

         Key Third Parties - Third parties that are key to the Company's operations include suppliers that provide capital equipment and other supplies and services essential to the operation of the Company's drilling rigs or business, and customers that provide a source of revenue and cash flow to the Company. Any significant Y2K disruptions of the Company's key suppliers and customers could adversely impact the Company's financial condition, results of operations or cash flows. The Company has directly contacted key suppliers and customers and has reviewed published information of various suppliers to determine the state of their Y2K readiness. Because the Company must rely on representations made by key third parties with respect to their state of Y2K readiness, it cannot guarantee that all of the Systems of key third parties that are relied upon by the Company will remain functional. The Company has substantially completed identifying and contacting all key third parties with respect to their Y2K readiness.

         Contingency Plans - Contingency plans have been prepared by each business unit. These plans address the continuation or restoration of critical business functions should a Y2K disruption occur. The Company expects to finalize these plans by November 30, 1999.

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

FORWARD-LOOKING STATEMENTS

         The statements in this document that relate to matters that are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Exchange Act of 1934. When used in this document, words such as "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "will," "could," "may," "predict" and similar expressions are intended to identify forward-looking statements. Future events and actual results may differ materially from the results set forth or implied in the forward-looking statements. Factors that might cause such a difference include:

         - fluctuations in worldwide prices of oil and natural gas and demand for oil and natural gas;

         - fluctuations in levels of oil and gas exploration and development activities;

         - fluctuations in the demand for contract drilling and workover services;

         - the existence of competitors, technological changes and developments in the industry;

         - the existence of operating risks inherent in the contract drilling industry;

         -  the existence of regulatory uncertainties;

         - the possibility of political instability in any of the countries in which Nabors does business; and

         -  year 2000 issues and general economic conditions.

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

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         In Nabors' Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, Nabors reported regarding material litigation involving an acquired subsidiary, Bayard Drilling Technologies, Inc. The lawsuit, Yuan v. Bayard Drilling Technologies, Inc. et al., was filed in February 1998 in the United States District Court for the Western District of Oklahoma. The Yuan case was consolidated with two other related cases in July 1998. During the quarter ended September 30, 1999, the motion to dismiss previously filed by Bayard was granted in part and denied in part. Control person liability claims asserted against certain former directors and officers of Bayard (i.e., Carl B. Anderson, III, Merrill A. Miller, Jr., Sidney L. Tassin, Lew O. Ward, and Mike Mullen), Roy T. Oliver, Chesapeake Energy Corporation and Energy Spectrum LLC were dismissed. All of the other claims against all of the defendants remain pending.

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

ITEM 2.  CHANGES IN SECURITIES.

         On June 30, 1999, Nabors announced the redemption of all of its outstanding 5% convertible Subordinated Notes due 2006 on July 15, 1999. The 5% notes were redeemable at $1,035 per $1,000 principal amount plus accrued interest from May 15, 1999 to the redemption date. In lieu of redemption, each $1,000 principal amount was convertible into 55.172 shares of Nabors common stock at a conversion price of $18.125 per share. Of the $172.5 million principal amount outstanding, $.16 million was redeemed, and the remainder was converted into 9,508,158 shares of Nabors common stock.

         On July 6, 1999, Nabors commenced a tender offer with respect to $100 million aggregate principal amount of Bayard Drilling Technologies' 11% Senior Notes due 2005. The offer expired in accordance with its terms at 5:00 P.M. New York City time, on August 3, 1999. Nabors accepted for payment all $100 million in aggregate principal amount of Notes tendered.

ITEM 5.  OTHER INFORMATION

Retirement of debt

         On July 15, 1999, Nabors prepaid $40 million aggregate principal amount of its 9.18% Senior Notes due July 31, 2006, issued to John Hancock Mutual Life Insurance Company and an affiliate, at par, plus a make-whole premium of approximately $4.5 million.

Pool Transaction

         On July 29, 1999, the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, expired with respect to Nabors' previously announced acquisition of Pool Energy Services Co. ("Pool"). Nabors has been advised that the Department of Justice has closed its investigation with respect to the proposed transaction. Pool's shareholders approved the Pool merger agreement on September 28, 1999. Completion of the transaction remains subject to various closing conditions, including amendment of Pool's Saudi joint venture or other arrangement being made so that the operations of Nabors and Pool in Saudi Arabia are not adversely affected by the transaction and customary conditions such as the accuracy of the parties' representations and warranties and compliance with covenants. The October 1, 1999 termination date set forth in the merger agreement has passed and either party may terminate the agreement. Nevertheless, the parties are continuing to use their best efforts to close the transaction as promptly as is practicable. However, there can be no assurance that the transaction will be consummated.

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

                                       NABORS INDUSTRIES, INC.



                                              /s/ Anthony G. Petrello
                                       -----------------------------------------
                                       Anthony G. Petrello
                                       President and Chief Operating Officer



                                                /s/ Bruce P. Koch
                                       -----------------------------------------
                                       Bruce P. Koch
                                       Vice President - Finance (principal
                                            financial and accounting officer)

Dated: November 15, 1999

                                 EXHIBIT INDEX




Exhibit
Number            Description
------            -----------

         11       Statement re: Computation of Per Share Earnings

         15.1     Awareness Letter of Independent Accountants

         27       Financial Data Schedule