Form 10-K405
period 1999-12-31
NABORS INDUSTRIES INC
filed 2000-03-30
CIK 798943

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999 COMMISSION           FILE NO. 1-9245


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

                            YES [X]      NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this Form 10-K, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value on March 29, 2000 of voting stock held by non-affiliates of the registrant was approximately $5,443.7 million.

The number of shares of common stock, par value $.10 per share, outstanding as of March 29, 2000 was 145,394,818.

                       DOCUMENTS INCORPORATED BY REFERENCE
                        (TO THE EXTENT INDICATED HEREIN)

Specified portions of the 1999 Annual Report to Stockholders (Parts I, II and IV)
Specified portions of the 2000 Notice of Annual Meeting of Stockholders and Proxy Statement (Part III)

================================================================================

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

     o fluctuations in the demand for contract drilling and workover services;

     o the existence of competitors, technological changes and developments in the industry;

     o the existence of operating risks inherent in the contract drilling industry;

     o the existence of regulatory uncertainties, the possibility of political instability in any of the countries in which Nabors does business; and

     o year 2000 and general economic conditions, in addition to the other matters discussed under "Part II -- Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                     PART I

ITEM 1.  BUSINESS

Nabors is the largest land drilling contractor in the world, with over 500 actively marketed land drilling rigs as of December 31, 1999. Nabors conducts oil, gas and geothermal land drilling operations in the US Lower 48 states, Alaska and Canada, and internationally, primarily in South and Central America and the Middle East. Nabors also is one of the largest land well-servicing and workover contractors in the United States. We own and operate approximately 680 actively marketed land workover and well-servicing rigs, primarily in the southwestern and western United States and in certain international markets. Nabors also is a leading provider of offshore platform workover and drilling rigs. Nabors markets 37 platform, 11 jackup and four barge rigs in the Gulf of Mexico and international markets. These rigs provide well-servicing, workover and drilling services. We own and operate 40 of these rigs through international joint ventures. To further supplement our primary business, we offer a number of ancillary well-site services, including oilfield management, engineering, transportation, construction, maintenance, well logging and other support services, in selected domestic and international markets. Our land transportation and hauling fleet includes 160 rig and oilfield equipment hauling tractor-trailers, over 300 fluid hauling trucks, approximately 970 fluid storage tanks, 15 salt water disposal wells and other auxiliary equipment used in domestic drilling and well-servicing operations. We also have a fleet of 31 marine transportation and support vessels in the Gulf of Mexico that provides transportation of drilling materials, supplies and crews for offshore rig operations and support for other offshore operations. In addition, we manufacture and lease or sell top drives for a broad range of drilling rig applications and we manufacture and lease or sell rig instrumentation and data collection equipment and rig reporting software.

Nabors' principal executive offices are located at 515 West Greens Road, Suite 1200, Houston, Texas 77067. Our phone number is (281) 874-0035.

BUSINESS STRATEGY

Since 1987, with the installation of the current management team, Nabors has adhered to a consistent strategy aimed at positioning our company to grow and prosper in good times and to mitigate adverse effects during periods of poor market conditions. We also have strived to attain a financial posture that would allow us to capitalize on market weakness by adding to our business base, thereby enhancing our upside potential at reasonable costs. The principal elements of our strategy have been to:

     o    Establish and maintain a conservative and flexible balance sheet.

     o    Build a base of low-cost, premium assets.

     o    Build and maintain low operating costs through economies of scale.

     o Build a diverse business in long-term, sustainable and worthwhile geographic markets.

     o    Recognize and seize opportunities as they arise.

     o    Continually improve safety, quality and efficiency.

     o    Implement leading edge technology where cost-effective to do so.

MAJOR DEVELOPMENTS IN 1999

Our business strategy is designed to allow us to grow and remain profitable in any market environment. Once again, the major developments in our business in the past year in the face of weak industry conditions illustrate our implementation of this strategy and its continuing success.

INDUSTRY CONDITIONS

During the fourth quarter of 1997, an imbalance began to develop in the supply and the demand for crude oil. Reduced demand was fueled by the Asian recession and two consecutive, warmer than normal winters in North America. The supply of crude oil increased as a result of increased production quotas by the Organization of Petroleum Exporting Countries and renewed production by Iraq. The resulting excess supply of crude oil caused significant declines in oil prices during calendar 1998 that continued through the first quarter of 1999. Following an OPEC agreement to restrict production, crude oil prices rose from a low of $11.37 per barrel in February 1999 to an average of $24.52 per barrel in the fourth quarter of 1999. Natural gas prices were relatively stable throughout this period, but also have increased during 1999. Reduced prices for oil led to a sharp decline in the demand for drilling and workover services, and related equipment and services, as oil companies significantly reduced capital spending for exploration, development and production activities. The Baker Hughes US land drilling industry rig count reached a 50-year low of 380 rigs in April 1999. Since then, it had improved to 633 working rigs at year-end. Despite the rise in oil prices since March, customer spending for drilling and workover services has continued to lag.

Most of Nabors' operations were adversely affected by the sustained decline in oil prices and the delay in customer spending following the price rebound. Due to the geographic diversity and variety of our operations, however, the units experienced different rates of decline at different times, helping to offset the overall impact of the downturn company-wide. In the face of falling oil prices, each unit took immediate steps to reduce overhead and operating costs. We also selectively curtailed capital expenditures. Nabors' US Lower 48 operation, which had been the first and most severely impacted by the steadily weakening market, began improving in the third and fourth quarters of 1999, fueled by an increase in natural gas drilling. Our offshore workover platform rigs operating in the Gulf of Mexico and our Canadian rigs also showed signs of improvement during this time. These improvements were largely offset by further deterioration in our international and offshore platform drilling operations, where a number of higher cash flow, long-term contracts that had sustained these units during the first half of the year ended. By the end of 1999, the market outlook was brightening for the US Lower 48, Canadian and platform workover units, but was lagging for our other units. Since then, conditions have continued to improve, and the outlook for all units is improved.

The long-term decline in the number of available rigs in our industry continued during 1999. Industry sources estimate that from its peak in 1982, the supply of domestic land rigs has fallen by almost 75% as a result of normal attrition, cannibalization of components to refurbish rigs, the magnitude of capital needed to upgrade and modernize rigs and the export of rigs to international markets. Dayrates continue to be well below levels that would justify the construction of new rigs.

Nabors' revenues, cash flows and earnings are substantially dependent upon, and affected by, the level of domestic and international oil and gas exploration and development activity. See "Part II -- Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Decreased oil and gas prices could adversely affect drilling activity and Nabors' revenues, cash flows and profitability."

ACQUISITIONS

During 1999, Nabors completed two major strategic acquisitions: (1) Bayard Drilling Technologies, Inc., a land drilling contractor with operations located primarily in Texas and Oklahoma, and (2) Pool Energy Services Co., a diversified energy services company principally engaged in providing well-servicing, workover and drilling services and related transportation services on land and offshore in the United States and select international markets. The consideration in both acquisitions was primarily Nabors common stock, and we were able to recognize immediate savings in consolidating duplicate offices and operations. We also were able to replace higher interest Bayard and Pool debt with lower cost Nabors obligations.

In April 1999, Bayard merged into a wholly-owned special purpose subsidiary of Nabors. Each of the approximately 18.3 shares of Bayard common stock outstanding on the acquisition date were exchanged for .3375 shares of Nabors common stock and $.30 in cash (approximately 6.2 million Nabors shares and $5.5 million in cash in the aggregate). The acquisition added 73 actively marketed drilling rigs to the US Lower 48 fleet. In addition, Bayard owned 14 stacked drilling rigs, a significant inventory of component equipment, including drill pipe, engines and high horsepower mud pumps. Bayard also owned and operated a fleet of oilfield hauling equipment.

In November 1999, Pool merged into a wholly-owned special purpose subsidiary of Nabors. Each of the approximately 19.2 shares of Pool common stock outstanding on the acquisition date were exchanged for 1.025 shares of Nabors common stock (approximately 19.7 million Nabors shares in the aggregate). At the acquisition date, Pool owned five drilling rigs in Alaska, 57 drilling, workover and well-servicing rigs in international areas (including 39 rigs operated through joint ventures), 22 offshore platform drilling rigs located in the Gulf of Mexico and 650 active and 104 stacked workover and well-servicing rigs in the United States. At the time of the acquisition, Pool also owned and operated 27 marine transportation and support vessels, more than 300 fluid hauling trucks and a large quantity of fluid storage tanks.

DEBT CONSOLIDATION AND REDUCTION

In March 1999, we issued $325.0 million of 6.8% Senior Notes due 2004. Interest on the 6.8% notes is payable semi-annually on April 15 and October 15, commencing October 15, 1999. The 6.8% notes are redeemable in whole or in part, at our option, at any time. The redemption price for the notes is the greater of
(1) 100% of their principal amount or (2) the sum of the present values of the remaining scheduled payments of principal and interest discounted to the date of redemption on a semi-annual basis using the comparable treasury security yield plus 25 basis points, plus, in each case, accrued and unpaid interest. The 6.8% notes restrict Nabors' ability to incur liens on its assets and to enter into certain sale-and-leaseback transactions. The proceeds from the issuance of the 6.8% notes were used to repay certain short-term and long-term borrowings of Nabors, Bayard and Pool, as discussed below.

In March 1999, following completion of the 6.8% note offering, Nabors repaid approximately $40.0 million in short-term borrowings from commercial banks incurred for working capital purposes. These borrowings bore interest at annual rates ranging from 5.18% to 5.44%. Nabors also repaid approximately $6.4 million in long-term borrowings from financial institutions incurred for rig and rig equipment financing. These obligations bore interest at annual rates ranging from 6.06% to 8.00%. In April 1999, in connection with the acquisition of Bayard, Bayard repaid approximately $14.3 million in long-term borrowings from financial institutions for rig and rig equipment financing. These borrowings bore interest at annual rates from 9.19% to 9.75%.

In June 1999, Nabors called for redemption its $172.5 million principal amount of 5% Convertible Subordinated Notes due May 15, 2006. Prior to the redemption date, holders of $172.3 million converted their 5% notes into Nabors common stock at a rate of 55.1724 shares per $1,000 note. Nabors redeemed the remaining $.2 million in 5% notes on July 15, 1999. Also in July 1999, Nabors prepaid all of its outstanding 9.18% Senior Secured Notes due July 31, 2006. The prepayment included $40.0 million principal amount of the 9.18% notes, plus a make-whole premium of approximately $4.5 million.

In August 1999, Nabors acquired all of Bayard's outstanding 11% Senior Notes due 2005 for an aggregate of $111.5 million, pursuant to a tender offer. The price offered was $1,100 per $1,000 note (inclusive of interest through July 1, 1999), plus interest from and including July 2, 1999, to but excluding the date of payment, at a rate of 5% per annum.

In December 1999, Nabors Holding Company (the successor by merger to Pool) repaid $50.0 million in long-term borrowings from financial institutions incurred for working capital purposes. These obligations bore interest at annual rates ranging from 7.16% to 9.00%. Nabors Holding also repaid an aggregate of $3.2 million in senior secured notes issued to individuals in connection with prior acquisitions, plus a prepayment penalty of $.1 million. These notes bore interest at an annual rate of 10.0%.

Following the Pool acquisition, Nabors Holding made a mandatory change of control offer to holders of Pool's 8-5/8% Senior Subordinated Notes due 2008. The offer price was $1,010 per $1,000 note tendered, plus accrued interest. In February 2000, Nabors Holding acquired a total of $81.3 million of 8-5/8% notes tendered in the change of control offer and purchased $4.8 million in 8-5/8% notes in the open market, leaving $63.9 million in 8-5/8% notes outstanding. Nabors Holding also solicited the consent of the remaining holders of 8-5/8% notes to amend the terms of the indenture governing the notes to generally conform to the covenants contained in Nabors' indenture governing the 6.8% notes, and to include a guarantee from Nabors in place of certain guarantees issued by the domestic subsidiaries of Nabors Holding. Holders of in excess of 75% of the outstanding 8-5/8% notes consented to the amendments, which took effect on February 14, 2000.

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

Nabors' various types of rigs may perform drilling, workovers (major overhaul or remediation of an existing wellbore and/or plugging and redrilling the well) or well-servicing (routine repair and maintenance of mechanical problems). A drilling rig can perform drilling, workover and well-servicing services, depending on its configuration. However, primarily due to cost and size considerations, a land drilling rig is rarely used for well-servicing or workover applications. Instead, smaller, mobile well-servicing and workover rigs are used. Offshore, a drilling rig is occasionally used for workover and well-servicing applications, particularly if it is on location, because it is more cost-effective to use a rig in place rather than bringing in an alternative, specialty purpose rig. Each rig is rated for operations up to a specific depth. The basic types of rigs operated by Nabors are described below.

o Land Rigs. A land-based drilling rig generally consists of engines, a drawworks (which hoists and lowers the drill string in and out of the well), a mast (or derrick), pumps to circulate the drilling fluid (mud) under various pressures, blowout preventers, drill string and related equipment. The engines power the different pieces of equipment, including a rotary table or top drive that turns the drill string, causing the drill bit to bore through the subsurface rock layers. Rock cuttings are carried to the surface by the circulating drilling fluid. The intended well depth, bore hole diameter and drilling site conditions are the principal factors that determine the size and type of rig most suitable for a particular drilling job. A land-based workover or well-servicing rig consists of a mobile carrier, engine, drawworks and a mast. The primary function of a workover or well-servicing rig is to act as a hoist so that pipe, sucker rods and down-hole equipment can be run into and out of a well. Typically, land-based drilling, workover and well-servicing rigs can be readily moved between well sites and between geographic areas of operations.

o Platform Rigs. Platform rigs provide offshore workover, drilling and re-entry services. Our platform rigs have drilling and/or well-servicing or workover equipment and machinery arranged in modular packages that are transported to, and assembled and installed on, fixed offshore platforms owned by the customer. Fixed offshore platforms are steel tower-like structures that either stand on the ocean floor or are moored floating structures. The top portion, or platform, sits above the water level and provides the foundation upon which the platform rig is placed. Our fleet of platform rigs includes:

o Minimum space, modular platform workover rigs with engines rated 750 horsepower or below, which include the Sundowner(R) series. These platform workover rigs are self-erecting (that is, they can be off-loaded with their own crane, rather than requiring a separate barge and crane to assemble), and are designed to fit the geometry of nearly any producing platform without major modifications to either the rig or the platform.

o Minimum space, modular platform workover and re-drilling rigs with engines rated at horsepowers greater than 750, which include the Super Sundowner(R) rigs. These rigs, which are enhanced versions of the modular platform workover rigs, and have more powerful mud pump systems and greater hook load capacities. This enables the rigs to be used in more rigorous workover, re-entry, side-tracking or horizontal drilling operations.

o Minimum Area, Self-Erecting, or MASE(TM), drilling rigs are our latest generation of modular platform rigs. They represent a smaller and lighter, full-scale drilling rig patterned after the Super Sundowner(R).

o API (American Petroleum Institute) drilling rigs have similar capabilities to the MASE(TM) rigs, but generally come in larger modules. Unlike our other platform rigs, API rigs are not self-erecting, and require a separate barge crane to load onto, and off of, the platform.

o We also own several land rigs modified for offshore work for drilling on mudslide and selected conventional offshore platforms. These rigs generally are self-erecting and modular.

o Jackup Rigs. Jackup rigs are mobile, self-elevating drilling and workover platforms equipped with legs that can be lowered to the ocean or lake floor until a foundation is established to support the hull, which contains the drilling and/or workover equipment, jacking system, crew quarters, loading and unloading facilities, storage areas for bulk and liquid materials, helicopter landing deck and other related equipment. The rig legs may operate independently or have a mat attached to the lower portion of the legs in order to provide a more stable foundation in soft bottom areas. Independent leg rigs are better suited for harsher or uneven seabed conditions. All of our jackup rigs are of cantilever design -- a feature that permits the drilling platform to be extended out from the hull, allowing it to perform drilling or workover operations over adjacent, fixed platforms. Nabors' jackup rigs generally are subject to a maximum water depth of approximately 125 feet, while some of our jackup rigs may drill in water depths as shallow as 13 feet. The water depth limit of a particular rig is determined by the length of the rig's legs and the operating environment. Moving a rig from one drill site to another involves lowering the hull down into the water until it is afloat and then jacking up its legs with the hull floating on the surface of the water. The hull is then towed to the new drilling site.

o Barge Rigs. Two of Nabors' barge rigs are full-size drilling units. Nabors also owns two self-propelled barge rigs having a covered structure or substructure and well service or workover equipment. These barges are designed to perform plugging and abandonment, well service or workover services in shallow inland, coastal or offshore waters. Our barge rigs can operate at depths from three to eight feet.

Additional information on the number and location of our rigs can be found below under the caption "Business -- Markets".

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

Drilling contracts provide for compensation on a daywork, footage or turnkey basis. In each case, we provide the rig and crews. The principal differences among the types of contract that are set forth below.

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

o Footage Contracts. Under footage contracts we typically run casing and provide drill bits. We receive payment on the basis of a rate per foot drilled. The customer continues to provide drilling mud, casing, cementing and well design expertise. If we drill the well in less time than was estimated, then we have the opportunity to improve our margins over those that would be attainable under a daywork contract to the same depth. If, however, we take longer to drill the well than we estimated, our margins will be lower. In footage contracts we bear the cost of the services and supplies that we provide until the well has been drilled to the agreed depth. Such contracts therefore require us to make significant up-front working capital commitments prior to receiving payment. Footage contracts generally contain greater risks for the contractor than daywork contracts, but fewer risks than turnkey contracts. Under footage contracts, the contractor assumes certain risks associated with loss of hole from fire, blowout and other drilling risks. However, footage contracts generally protect the contractor from such risks when unexpected drilling conditions such as abnormal pressure, impenetrable geologic formation or loss circulation zones are present.

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

During fiscal 1999, substantially all of our drilling contracts were on a daywork basis. Our preferred strategy is to operate drilling rigs under daywork contracts, because of their lower risk. However, we continually analyze market conditions, customer requirements, rig demand and the experience of our personnel to determine how to contract our fleet most profitably. In periods of low utilization, competitive pressures and customer demands may require us to consider entering into a larger number of footage or turnkey drilling contracts. In addition, we may seek alternative accommodations with certain customers, as a means of ensuring long-term drilling commitments and healthy customer relations. Because of this, there can be no assurance that we will not suffer a loss that is not insured as a result of entering into such higher risk contracts, and any such uninsured loss could have a material adverse effect on our financial position and results of operations.

Well-Servicing and Workover Services. Industry sources estimate that there are approximately 900,000 producing oil wells in the world today, of which approximately 540,000 are in the United States. In addition, there are approximately 330,000 producing natural gas wells in the United States and a large number in the rest of the world (Penn Well; Spears and Associates). While some wells in the United States flow oil to the surface without mechanical assistance, most are in mature production areas that require pumping or some other form of artificial lift. Pumping oil wells characteristically require more maintenance than flowing wells due to the operation of the mechanical pumping equipment installed. The extent and type of services we provide on producing wells is dependent upon many variables. The following is a summary of our well-servicing and workover services.

o Well-Servicing/Maintenance Services. We provide maintenance services on the mechanical apparatus used to pump or lift oil from producing wells. These services include, among other things, repairing and replacing pumps, sucker rods and tubing. We provide the rigs, equipment and crews for these tasks, which are performed on both oil and natural gas wells, but which are more commonly required on oil wells. Well-servicing rigs have the same basic components as drilling rigs (i.e., a derrick, a hoisting mechanism and an engine). Many of these rigs also have pumps and tanks that can be used for circulating fluids into and out of the well. Maintenance jobs typically take less than 48 hours to complete. In general, well-servicing rigs are provided to customers on a call-out basis. We are paid an hourly rate and work is generally performed five days a week during daylight hours.

o Workover Services. In addition to needing periodic maintenance, producing oil and natural gas wells occasionally require major repairs or modifications, called "workovers." Workovers may be done, for example, to remedy equipment failures, deepen a well in order to reach a new producing reservoir, plug back the bottom of a well to reduce the amount of water being produced with the oil and natural gas, clean out and re-complete a well if production has declined, repair leaks, or convert a producing well to an injection well for secondary or enhanced recovery projects. These extensive workover operations are normally carried out with a well-servicing rig that includes additional specialized accessory equipment, which may include rotary drilling equipment, mud pumps, mud tanks and blowout preventers, depending upon the particular type of workover operation. Most of Nabors' well-servicing rigs are designed and can be equipped to handle the more complex workover operations. A workover may last anywhere from a few days to several weeks.

o Completion Services. The kinds of activities necessary to carry out a workover operation are essentially the same as those that are required to "complete" a well when it is first drilled. The completion process may involve selectively perforating the well casing at the depth of discrete producing zones, stimulating and testing these zones and installing down-hole equipment. Oil and gas production companies often find it more efficient to move a larger and more expensive drilling rig off location after an oil or natural gas well has been drilled and to move in a specialized well-servicing rig to perform completion operations. Our rigs are often used for this purpose. The completion process may require from a few days to several weeks.

o Production And Other Specialized Services. We provide other specialized services that are required, or can be used effectively, in conjunction with the previously described basic services. The main additional services are production services, consisting of the provision of onsite temporary fluid-storage facilities, the provision, removal and disposal of specialized fluids used during certain completion and workover operations, and the removal and disposal of salt water that is often produced in conjunction with the production of oil and natural gas. We also provide plugging services for wells from which the oil and natural gas has been depleted and further production has become uneconomical.

MANUFACTURING AND LOGISTICS OVERVIEW

Through various subsidiaries and joint ventures, Nabors provides additional well-site services that comprise our manufacturing and logistics segment. These services can be packaged with our contract drilling services or provided on a stand alone basis to operators or other contractors. They include top drive rentals and sales, mudlogging services, rig instrumentation equipment rentals and sales, rig reporting software, construction and maintenance services and transportation services. Sales by these ancillary service providers to other Nabors companies reduce our costs for similar third-party products and services. These units also provide revenues to Nabors through sales to third parties.

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

o Mudlogging, Rig Instrumentation and Software. Our EPOCH Well Services subsidiary provides mud logging services. Mudlogging involves the analysis of exhausted drill cuttings to discern certain information about the presence of hydrocarbons, rates of penetration and the nature of the formation. EPOCH also offers rig instrumentation equipment, including sensors, proprietary RIGWATCH(TM) software and computerized equipment that monitors the real-time performance of a rig. In addition, EPOCH's C.A.P.E. International division specializes in daily reporting software for drilling operations.

o Construction, Land Transportation and Related Services. Nabors has a 50% interest in Peak Oilfield Services Company, a general partnership with Cook Inlet Region, Inc., a leading Alaskan native corporation. Peak Oilfield Services provides heavy equipment to move drilling rigs, water, other fluids and construction materials. The partnership also provides construction and maintenance for roads, pads, facilities, equipment, drill sites and pipelines. Peak Oilfield Services is a partner to an alliance contract to provide maintenance services for the Prudhoe Bay Unit and has been chosen to coordinate and supply drilling support transportation services to the unit. Both arrangements are up for renewal in June 2000. We also have an investment in a small arctic road and site construction company. In mid-1999, we acquired the remaining third-party interests in Peak USA Energy Services Ltd., a partnership that provides rig moving equipment and other oilfield services in ten states in the US Lower 48 states.

o Offshore Support Services. Nabors' fleet of offshore support vessels provides marine transportation of drilling materials, supplies and crews for offshore rig operations and support for other offshore facilities. In addition, we provide offshore logistical support to drilling and workover operations, pipelaying and other construction, production platforms and geophysical operations.

Service Contracts. We provide onshore transportation and support services through long-term contracts or on a short-term demand basis. Long-term service contracts may be negotiated or awarded by competitive bidding. Whether provided on a long-term or short-term basis, equipment and labor are usually billed separately at specified hourly rates. These hourly rates vary depending upon numerous factors, including types of equipment and labor, and duration of the work. Offshore support vessel operations are conducted throughout the year 24 hours a day, seven days a week, under vessel charters, which may range from several days to several years. Some reduction in vessel utilization and charter rates may be experienced during winter months due to seasonal declines in offshore activities. We are paid on a daily rate basis for vessel charters.

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

MARKETS

Nabors operates in two primary business segments within the oilfield services industry -- contract drilling and manufacturing and logistics. Within these segments, we conduct business in the following distinct markets or business lines:

     o Contract Drilling: We provide drilling, workover, well-servicing and related services on land and offshore in the US Lower 48 states, Canada and Alaska and in international markets.

     o Manufacturing and Logistics: We manufacture and lease or sell top drives, drilling instrumentation systems and rig reporting software domestically and internationally; and provide construction, logistics services and marine transportation and support services in Alaska and the US Lower 48 states.

Additional information regarding the geographic markets in which we operate and our business segments can be found in Note Thirteen of the Notes to Consolidated Financial Statements on pages 67 and 68 of the Nabors Industries, Inc. 1999 Annual Report and is incorporated into this document by reference.

Contract drilling revenues totaled $605.3 million during 1999, representing a 31% decrease compared with 1998. Utilization rates for Nabors' rigs decreased from 48% during 1998 to 31% during 1999. Equivalent rig years decreased to 149.5 years during 1999 from an average of 204.1 years during 1998. These declines resulted from the reduced demand for drilling and workover services caused by reduced customer spending resulting from lower crude oil and natural gas prices throughout 1998 and the first quarter of 1999.

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

Manufacturing and logistics revenues were $49.2 million during 1999, as compared to $111.2 million during 1998, a 56% decrease. This decrease was primarily attributable to a change in the method of accounting for Nabors' investments in several 50% owned joint ventures, including Peak Oilfield Services Company, our Alaskan construction and logistics joint venture. Beginning January 1, 1999, these joint ventures have been accounted for using the equity method of accounting, with our equity in the net income of the joint ventures recorded as a component of revenues in the consolidated statements of income. During 1998, these investments were accounted for using the proportionate consolidation method whereby our pro-rata share of the joint ventures' revenues and expenses were recorded as corresponding revenues and expenses of Nabors. Revenues for Canrig, our top drive manufacturing unit, were relatively unchanged during 1999. Revenues for Epoch, our drilling operation software and instrumentation provider, were lower as a result of decreased industry activity.

The portion of our revenues generated by our contract drilling segment has been consistent for the last three full fiscal years, accounting for approximately 90% of total revenues, and the remainder of our revenues also has been consistently accounted for by our manufacturing and logistics segment. Revenues in the manufacturing and logistics segment include revenues from sales to other Nabors companies.

Additional information regarding revenues can be found on pages 42 through 49 of the 1999 Annual Report, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations". Additional information regarding our rig fleet can be found on pages 38 and 39 of the 1999 Annual Report.

CONTRACT DRILLING

US Lower 48 States. Nabors currently markets approximately 375 drilling rigs in the US Lower 48 market. Over 150 of our land drilling rigs in the US Lower 48 states are diesel electric rigs controlled by a computerized SCR system. Approximately 230 are capable of drilling to 15,000 feet or deeper. In addition, we own 36 portable top drives for use on our rigs, depending on customer requirements.

Our domestic land well-servicing, workover and production services operation has locations in many of the major oil and natural gas producing fields in the US Lower 48 states. This operation currently provides services in eleven states and is divided into two separate geographic divisions: (i) the Central division (principally Texas and Oklahoma) and (ii) the California division. We market approximately 650 well-servicing rigs (including one land rig drilling on a platform offshore California), in Texas, California, Oklahoma, New Mexico, North Dakota, Montana, Arkansas, Utah and Louisiana. In addition, we own 50 drilling rigs, four workover rigs and approximately 100 well-servicing rigs that are stacked in the US Lower 48 states. These rigs could be refurbished or used for parts on working rigs, depending on market conditions.

Canada. We have a fleet of 35 rigs in Canada. Fourteen rigs in the fleet are diesel electric SCR rigs, 15 are equipped with top drives and 13 are capable of drilling to 15,000 feet or deeper. Many of the rigs in our Canadian fleet are capable of performing exploratory and development drilling under arctic and sub-arctic conditions.

Alaska. Nabors owns 18 arctic land drilling, workover and well-servicing rigs on the North Slope and the Cook Inlet area of South Central Alaska. Fifteen of these rigs are SCR rigs, and seven are equipped with top drive units. Thirteen are capable of performing drilling or workover operations to depths of 18,000 feet or deeper. Nabors also owns a 50% interest in a joint venture that owns and operates a coiled tubing drilling rig on the North Slope.

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

Rig operations are normally conducted 24 hours a day, seven days a week, under a term contract that is for a specific period of time or until a program is completed. Generally we are paid on a daily rate basis for these services.

International. We conduct our international operations primarily through Nabors Drilling International Limited, Pool International, Ltd. and their subsidiaries. Internationally, we provide drilling, workover and well-servicing services, both onshore and offshore, with specialized rigs designed and fabricated to meet various types of operating conditions. The International group actively markets approximately 75 land drilling rigs, 31 workover/well-servicing rigs, two slim-hole rigs and two jackup drilling rigs. Of these, over 50 are SCR rigs, 14 are equipped with top drives and 39 are capable of drilling to depths of 15,000 feet or deeper. We operate 40 of these rigs through joint ventures in Saudi Arabia, Oman and Argentina (12 drilling, including one jackup, and 28 workover/well-servicing rigs).

In the international markets in which we operate, we are subject to various laws and regulations with respect to the operation and taxation of our business and the import and export of our equipment from country to country, the imposition, application and interpretation of which can be uncertain. Our operations may be subject to various risks, including risk of war and civil disturbances and governmental activities that may limit or disrupt markets, restrict the movement of funds or result in the deprivation of contract rights or the taking of property without fair compensation. In certain countries, such operations may be subject to the additional risk of fluctuating currency values and exchange controls. See also "Part II -- Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- The nature of Nabors' operations presents inherent risks of loss that, if not insured or indemnified against, could adversely affect its results of operations" and "--The profitability of Nabors' international operations could be adversely affected by war, civil disturbance or economic turmoil." Additional information on Nabors' foreign currency transactions can be found under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Instruments and Market Risk" on page 49 of the 1999 Annual Report, and in Note One of the Notes to Consolidated Financial Statements under the caption "Foreign Currency Risk " on page 58 of the 1999 Annual Report, each of which is incorporated into this document by reference.

Offshore Drilling, Workover and Well-Servicing. Nabors currently performs offshore drilling and offshore workover and well-servicing through its Nabors Offshore and various Pool subsidiaries. The Offshore group actively markets a fleet of 48 rigs, including 37 platform rigs (eight Sundowner(R) rigs, two 750 hp or below rigs, seven Super Sundowner(R) rigs, three concentric tubing rigs, five greater than 750 hp rigs, three MASE(TM) platform drilling rigs, five API platform drilling rigs and four land rigs converted to self-elevating offshore platform drilling rigs), nine jackup workover rigs and two inland barge rigs that offer plugging and abandonment services. Six of the Super Sundowner(R) rigs, two of the Sundowner(R) rigs and eight of the platform drilling rigs (including the MASE(TM) rigs) are equipped with portable top drive units to enhance drilling efficiency in sidetrack and horizontal drilling operations. Ten of our platform rigs are capable of operating at well depths of 20,000 feet. Twenty-two of our platform rigs are specifically designed for workover drilling.

Most of our offshore fleet (38 rigs) operates in the US Gulf of Mexico. We also have three offshore rigs operating in Mexican waters, and one each in Australia, New Zealand, Italy, Brazil, Malaysia, the Caspian Sea and Trinidad. In addition, other subsidiaries own five offshore rigs, of which two are jackup drilling rigs located in the Middle East (discussed under "-- International" above), one is a platform rig in California and two are barges that were chartered to a third party during 1999. These barges come off charter in March 2000. One is expected to be retired and one will be moved to the Offshore group. We also provide plugging and abandonment services on the US Gulf Coast.

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

We also provide site and road construction, rig transportation, fluid hauling and related oilfield services in Alaska, through our Peak Oilfield Services joint venture. In the US Lower 48 states, we provide rig transportation and related services through our Peak USA Energy Services subsidiary.

Our offshore support vessels, which operate primarily in the Gulf of Mexico, provide marine transportation of drilling materials, supplies and crews for offshore rig operations and support for other offshore facilities. We also provide offshore logistical support to drilling and workover operations, pipe-laying and other construction, production platforms and geophysical operations. At December 31, 1999, Nabors had 30 support vessels, including one anchor handling tug supply vessel, 20 supply vessels, seven mini-supply vessels and two research vessels. In addition, one newly-constructed supply vessel was delivered to Nabors in January 2000. Our anchor handling tug supply vessel is used to tow rigs to offshore locations and position anchors of floating drilling rigs and pipe-laying vessels. The vessel is 200 feet long with 6,140 horsepower and could be converted to a larger supply vessel if market conditions warranted. Our supply vessels are used as freight-carrying vessels for drill pipe, tubing, casing, drilling mud and other equipment to drilling rigs and production platforms. Lengths for our supply vessels range from 166 to 220 feet. Our mini-supply vessels are used primarily in support of well service and production operations, such as moving offshore pipe, fluids and equipment for offshore workovers. Mini-supply vessel lengths range from 130 to 150 feet. Our two research vessels are used to carry equipment and personnel necessary to perform offshore seismic surveys. Lengths range from 150 to 175 feet, with the larger of the two vessels being a dedicated remotely operated vehicle support vessel. This vessel can be used for subsea construction and inspection.

Nabors' domestic onshore well-servicing and workover operation also provides production services consisting chiefly of fluid hauling and fluid storage tank rental. The production services assets, located primarily in Texas, consist of over 300 fluid hauling trucks and 15 salt water disposal wells, which are utilized for the transportation and disposal of drilling and used completion fluids and salt water produced from operating wells, and approximately 970 fluid storage tanks, which are utilized for the storage of fluids used in the fracturing of producing zones during the completion or workover of wells.

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

Nabors' engineers have obtained new patents during the past year and have patent applications pending for new technology associated with drilling activities. Our patents generally cover designs for various types of oilfield equipment and methods for conducting certain oilfield activities. We use some of these designs and methods in the conduct of our business. The patents expire at various times through the year 2017. We also have several trademarks and service marks that we use in various aspects of our business. These include Sundowner(R), MASETM and RIGWATCH TM. While management believes Nabors' patent and trademark rights are valuable, their expiration or loss would not have a material adverse effect on our financial statements or results of operations. The costs associated with our research and development are not material to Nabors.

CUSTOMERS

Our customers include major oil and gas companies, foreign national oil and gas companies and independent oil and gas companies. During 1998, one customer (BP Exploration (Alaska), Inc.) provided approximately 11% of consolidated revenues. No customer provided in excess of 10% of consolidated revenues in 1999.

COMPETITIVE CONDITIONS

Although the number of available rigs decreased materially over the past 15 years, the drilling, workover and well-servicing industry remains very competitive. The number of rigs continues to exceed demand in many of our markets, resulting in strong price competition. Many rigs can be readily moved from one region to another in response to changes in levels of activity, which may result in an over supply of rigs in such areas. Many of the total available contracts are currently awarded on a bid basis, which further increases competition based on price. The land drilling, workover and well-servicing market is generally more competitive than the offshore market due to the larger number of rigs and companies. As an enhancement to its competitive position, Nabors has been able to establish strategic alliances with major customers in its domestic onshore, international and Alaska operations. Many smaller competitors may not be able to allocate the resources necessary to enter into such alliances.

In all of our geographic market areas, price and availability and condition of equipment are the most significant factors in determining which drilling contractor is awarded a job. Other factors include the availability of trained personnel possessing the required specialized skills; the overall quality of service and safety record; and domestically, the ability to offer ancillary services. In international markets, experience in operating in certain environments and customer alliances also have been factors in the selection of Nabors.

Certain competitors are present in more than one of Nabors' operating regions, although no one competitor operates in all of these areas. In the US Lower 48 states, there are several hundred competitors with smaller national, regional or local rig operations. In domestic land workover/well-servicing, we compete with Key Energy Services, Inc., which has approximately 1,370 well-servicing rigs, and with numerous other competitors having smaller regional or local rig operations. In the Alaska market, Nabors has four major competitors. In Canada and offshore, Nabors competes with several firms of varying size many of which have more significant operations in those areas than Nabors. Internationally, Nabors competes directly with various contractors at each location where it operates. Nabors believes that the market for land drilling, workover and well-servicing contracts will continue to be competitive for the foreseeable future. Although Nabors believes it has a strong competitive position in the domestic land drilling, workover and well-servicing sector, certain of our competitors internationally and offshore may be better positioned and have newer and more desirable equipment, allowing them to compete more effectively.

Seasonality is not a significant factor with respect to our operations. However, the contract drilling, workover and well-servicing industry has been cyclical historically, with significant volatility in profitability and rig values. This industry cyclicality has been due to changes in the level of domestic oil and gas exploration and development activity and the available supply of drilling rigs. From 1982 until 1996, the contract drilling business was severely impacted by the decline and continued instability in the prices of oil and natural gas following a period of significant increase in new drilling rig capacity. Although the market improved in 1997, the rapid, severe downturn in 1998 that continued into 1999, illustrates the dependence of the industry on oil and gas prices. See "Business--Major Developments in 1999--Industry Conditions."

Our manufacturing and logistics segment represents a relatively small part of our business, and there are numerous competitors in each area in which we operate who may have greater resources and may be better positioned than

Nabors. Canrig is one of the six major manufacturers of top drives. Its largest competitors are Varco, Tesco and National Oilwell. EPOCH's largest competitor in the manufacture of rig instrumentation systems is Varco's Totco subsidiary. Mudlogging services are provided by a number of entities that serve the oil and gas industry on a regional basis. EPOCH competes for mudlogging customers with Sperry Sun and Baker Hughes in the Gulf Coast region, California and Alaska. In the US Lower 48 states, there are hundreds of rig transportation companies, and there are at least three or four that compete with Nabors in each of its operating regions. In Alaska, Peak Oilfield Services principally competes with Alaska Petroleum Contractors for road, pad and pipeline maintenance, and is one of many drill site and road construction companies, the largest of which is VECO Corporation. We also compete with numerous offshore support vessel operators in the Gulf of Mexico on the basis of quality of service, price, vessel suitability and availability and reputation.

ACQUISITIONS AND DIVESTITURES

ACQUISITIONS

We have grown from a land drilling business centered in Canada and Alaska to an international business with operations on land and offshore in many of the major oil, gas and geothermal markets in the world. At the beginning of 1990, our fleet consisted of 44 land drilling rigs in Canada, Alaska and in various international markets. Today, Nabors' active worldwide fleet consists of over 500 land drilling rigs, approximately 680 land workover and well-servicing rigs, 37 offshore platform rigs, 11 jackups, four barge rigs, 31 marine transportation and support vessels, and a large component of trucks and fluid hauling vehicles. Much of this growth was fueled by strategic acquisitions, as summarized in the following chart:


---------------------------------------------------------------------------------------------------------------------
DATE            ACQUIRED OR SELLING ENTITY         ASSETS ACQUIRED(1)                LOCATIONS

---------------------------------------------------------------------------------------------------------------------
       3/1990   Loffland Brothers Company          63 rigs; yards; miscellaneous     North Sea, Middle East,
                                                   equipment and inventory;          Canada, US Lower 48, Gulf of
                                                   financial assets                  Mexico, Venezuela
---------------------------------------------------------------------------------------------------------------------
      11/1990   Henley Drilling Co.                11 rigs                           US Lower 48, Yemen
---------------------------------------------------------------------------------------------------------------------
       6/1993   Grace Drilling Co.                 110 rigs; yards;                  US Lower 48
                                                   miscellaneous equipment
                                  and inventory
---------------------------------------------------------------------------------------------------------------------
       4/1994   MND Drilling                       16 land rigs                      US Lower 48
---------------------------------------------------------------------------------------------------------------------
      10/1994   Sundowner Offshore Services, Inc.  15 platform rigs, 1 platform      Gulf of Mexico, International
                                                   rig under construction, 5
                                                   jackup workover rigs, 3
                                                   workover and plug and
                                                   abandonment barges
---------------------------------------------------------------------------------------------------------------------
         1994   Various                            8 mobile, medium-depth rigs       US Lower 48
---------------------------------------------------------------------------------------------------------------------
       1/1995   Delta Drilling Company             30 rigs (15 SCR, 15,000+          Texas, Louisiana
                                                   capable depth), yards and
                                                   office facilities
---------------------------------------------------------------------------------------------------------------------
       4/1996   Exeter Drilling Company            49 shallow and medium depth rigs  United States (47),
                                                                                     International (2)
---------------------------------------------------------------------------------------------------------------------
       4/1996   J.W. Gibson Well Servicing         78 workover and well-servicing    Rocky Mountains, Mid-continent
                Company(2)                         rigs (10 leased from third        Region
                                                   parties)
---------------------------------------------------------------------------------------------------------------------
      11/1996   EPOCH Well Logging, Inc.           Mud logging units                 Not applicable
---------------------------------------------------------------------------------------------------------------------
      12/1996   Noble Drilling                     47 land rigs (19 operating and    United States (38),
                Company                            28 stacked); yards; equipment     Canada (9)
                                  and inventory
---------------------------------------------------------------------------------------------------------------------
       1/1997   Adcor-Nicklos Drilling             36 land rigs (30 active, 6        US Lower 48
                Company                            stacked, including 14 SCR),
                                                   equipment, drill pipe, yards,
                                                   vehicles and support equipment
---------------------------------------------------------------------------------------------------------------------
       4/1997   Chesley Pruet Drilling Company     12 land rigs (10 active, 2        Alabama, Louisiana, Mississippi
                                                   stacked, including 9 SCR)
---------------------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------------------
DATE            ACQUIRED OR SELLING ENTITY         ASSETS ACQUIRED(1)                LOCATIONS

---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
       4/1997   Samson Rig Company                 25 stacked SCR land rigs and      Oklahoma
                                                   large component of equipment
---------------------------------------------------------------------------------------------------------------------
       8/1997   Cleveland Drilling Company, Inc.   7 land rigs (6 active, 1          California, Nevada
                                                   stacked, including 6 SCR rigs)
---------------------------------------------------------------------------------------------------------------------
      11/1997   VECO Drilling, Inc.;               6 land rigs (5 active, 1          California, Texas
                Diamond L                          stacked, including 3 SCR) and
                                                   two offshore labor contracts; 3
                                                   active mechanical rigs
---------------------------------------------------------------------------------------------------------------------
      12/1997   C.A.P.E. International, Inc.       Rig reporting software            Not applicable
---------------------------------------------------------------------------------------------------------------------
       5/1998   New Prospect Drilling Company      6 land rigs                       Arkansas, Oklahoma
---------------------------------------------------------------------------------------------------------------------
       5/1998   Can-Tex Drilling & Exploration,    7 land rigs                       Alberta, Canada
                Ltd.
---------------------------------------------------------------------------------------------------------------------
       6/1998   Transocean-Nabors Drilling         Joint interest in a coiled        Alaska
                Technology LLC                     tubing drilling rig; certain
                                                   technology rights
---------------------------------------------------------------------------------------------------------------------
       4/1999   Bayard Drilling Technologies,      87 rigs (73 actively marketed);   Oklahoma, Texas, Louisiana,
                Inc.                               significant inventories of new    Arkansas
                                                   component equipment (e.g.,
                                                   drill pipe, engines and mud
                                                   pumps); oilfield hauling
                                                   equipment fleet
---------------------------------------------------------------------------------------------------------------------
      11/1999   Pool Energy Services Co.           790 land well                     US Lower 48, Gulf of
                                                   servicing/workover rigs; 34       Mexico, Alaska,
                                                   land rigs; 25 offshore rigs;      International
                                                   300+ fluid handling trucks;
                                                   1,060 storage tanks and 15
                                                   self-water disposal wells; 27
                                                   offshore supply vessels
---------------------------------------------------------------------------------------------------------------------

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

DIVESTITURES

From time to time, we may sell a subsidiary or group of assets outside of our core markets or business, if it is economically advantageous for us to do so. In January 1998, Nabors sold its J.W. Gibson Well Service Company subsidiary to Key Energy Group, Inc. We acquired Gibson as part of the Exeter Drilling Company acquisition in 1996. Gibson represented Nabors' entry into the domestic well servicing business. However, at the time, Nabors' management did not believe it could establish a dominant position in that business, and determined to sell the subsidiary. On completing the sale, we received $20 million plus the value of Gibson's working capital in cash, 100,000 shares of Key Energy common stock and warrants to acquire 265,000 shares of Key Energy common stock at an exercise price of $18 per share, subject to adjustment. We recorded a pre-tax gain on the sale of approximately $16.0 million during 1998. (Nabors exercised the warrants, as adjusted, in January 2000, and acquired 1,673,684 shares of Key Energy stock at an adjusted exercise price of $2.85 per share. Nabors has since sold 206,000 of such shares in market transactions.)

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

EMPLOYEES

As of December 31, 1999, Nabors employed approximately 12,250 persons, of whom approximately 1,500 were employed by unconsolidated affiliates. Certain rig employees in Argentina, Venezuela and Australia are represented by collective bargaining units. We believe our relationship with our employees generally is good.

NABORS' YEAR 2000 COMPLIANCE PROGRAM

A discussion of Nabors' Year 2000 compliance program can be found under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000 Issue and Compliance Program" on pages 48 and 49 of the 1999 Annual Report, and is incorporated into this document by reference.

ITEM 2.  PROPERTIES

Information regarding Nabors' rig fleet can be found on pages 38 and 39 of the 1999 Annual Report and is incorporated into this document by reference.

Many of the international drilling rigs and certain of the Alaska rigs in our fleet are supported by mobile camps which house the drilling crews and a significant inventory of spare parts and supplies. In addition, we own various trucks, forklifts, cranes, earth moving and other construction and transportation equipment which are used to support the drilling and logistics operations.

Nabors and its subsidiaries own or lease executive and administrative office space in Houston, Texas (headquarters); Anchorage, Alaska; Harvey, Houma, Arcadia, New Iberia and Lafayette, Louisiana; Bakersfield, California; Magnolia, Texas; Calgary and Nisku, Alberta, Canada; Sana'a, Yemen; Dubai, U.A.E.; Dhahran, Saudi Arabia; and Anaco, Venezuela. We own or lease a number of facilities and storage yards used in support of operations in each of its geographic markets. We also lease from an unrelated party a 65-acre former rig and equipment manufacturing and storage facility in San Angelo, Texas, which includes approximately 245,000 square feet of buildings and other structural facilities. The annual lease payments are $4.4 million through March 2003.

Additional information about our properties can be found in Notes One (under the caption "Property, Plant and Equipment"), Four and Ten (under the caption "Operating Leases") of the Notes to Consolidated Financial Statements on pages 56, 60 and 65, respectively, of the 1999 Annual Report and is incorporated into this document by reference. The revenues and property, plant and equipment by geographic area for the fiscal year ended September 30, 1997, the three month transition period from October 1, 1997 to December 31, 1997 and the fiscal years ended December 31, 1998 and 1999, can be found in Note Thirteen of the Notes to Consolidated Financial Statements in the table on page 68 of the 1999 Annual Report, and are incorporated into this document by reference.

Nabors' management believes that our equipment and facilities are adequate to support our current level of operations as well as an expansion of drilling operations in those geographical areas where we may expand.

ITEM 3.  LEGAL PROCEEDINGS

Information with respect to legal proceedings can be found in Note Ten of the Notes to Consolidated Financial Statements under the caption " Contingencies" on pages 65 and 66 of the 1999 Annual Report and is incorporated into this document by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of Nabors' security holders during the quarter ended December 31, 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET AND STOCK PRICES

The information called for by this item can be found under the caption "Price of Common Stock" on the inside back cover of the 1999 Annual Report and is incorporated into this document by reference.

DIVIDEND POLICY

Nabors has not declared or paid any cash dividends on its common stock since 1982. We do not intend to pay any cash dividends on our common stock for the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

The information called for by this item can be found under the caption "Selected Financial Data" on page 41 of the 1999 Annual Report and is incorporated into this document by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information called for by this item can be found under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 42 through 49 of the 1999 Annual Report and is incorporated into this document by reference. In addition, the principal risks associated with Nabors' business are noted below.

DECREASED OIL AND GAS PRICES COULD ADVERSELY AFFECT DRILLING ACTIVITY AND NABORS' REVENUES, CASH FLOWS AND PROFITABILITY

Nabors' operations are materially dependent upon the level of activity in oil and gas exploration and production. Both short-term and long-term trends in oil and gas prices affect the level of such activity. Oil and gas prices and, therefore, the level of drilling, exploration and production activity can be volatile. Worldwide military, political and economic events, including initiatives by the Organization of Petroleum Exporting Countries, affect both the demand for, and the supply of, oil and gas. Fluctuations during the last year in the demand and supply of oil and gas have contributed to, and are likely to continue to contribute to, price volatility. Nabors believes that any prolonged reduction in oil and gas prices would depress the level of exploration and production activity. This would likely result in a corresponding decline in the demand for Nabors' services and could have a material adverse effect on Nabors' revenues, cash flows and profitability. There can be no assurances as to the future level of demand for Nabors' services or future conditions in the drilling industry. Beginning in early 1998, domestic land drillers, including Nabors, experienced a significant downturn in demand for their drilling rigs. The downturn has since impacted offshore and international drilling and workover activity. Nabors believes the downturn is attributable in large part to sharp drops in oil prices that began in late 1997 and continued through 1998 and into 1999. The decline in crude oil prices negatively impacted the revenues of oil companies, who responded by reducing exploration and development activity. Decreased demand adversely affected Nabors by lowering utilization of Nabors' rigs and reducing the day rates Nabors can charge for its rigs. There can be no assurance as to when rig use will increase or when dayrates for rigs will improve, or that oil or prices will sustain their current levels.

NABORS OPERATES IN A HIGHLY COMPETITIVE INDUSTRY WITH EXCESS DRILLING CAPACITY, WHICH MAY ADVERSELY AFFECT NABORS' RESULTS OF OPERATIONS

The drilling and workover industry in which Nabors operates is very competitive. Contract drilling companies compete primarily on a regional basis, and competition may vary significantly from region to region at any particular time. Many drilling, workover and well-servicing rigs can be readily moved from one region to another in response to changes in levels of activity, which may result in an oversupply of rigs in such area. In many markets in which Nabors operates, the number of rigs available for use exceeds the demand for rigs, resulting in price competition. Most drilling and workover contracts are awarded on the basis of competitive bids, which also results in price competition. The land drilling market generally is more competitive than the offshore drilling market because there are larger numbers of rigs and competitors.

Certain competitors are present in more than one of Nabors' regions, although no one competitor operates in all of these areas. In the US Lower 48 states, there are several hundred competitors with smaller national, regional or local rig operations. In the Alaska market, Nabors has four major competitors. In Canada and offshore, Nabors competes with several firms of varying size many of which have more significant operations in those areas than Nabors. Internationally, Nabors competes directly with various competitors at each location where it operates. Nabors believes that the market for land drilling and workover contracts will continue to be competitive for the foreseeable future. Although Nabors believes it has a strong competitive position in the domestic land market, certain of the our competitors internationally and offshore may be better positioned and have newer and more desirable equipment, allowing them to compete more effectively.

See also "Part I -- Item1--Business -- Competitive Conditions."

THE NATURE OF NABORS' OPERATIONS PRESENTS INHERENT RISKS OF LOSS THAT, IF NOT INSURED OR INDEMNIFIED AGAINST, COULD ADVERSELY AFFECT ITS RESULTS OF OPERATIONS

Nabors' operations are subject to many hazards inherent in the drilling, workover and well-servicing industries, including blowouts, cratering, explosions, fires, loss of well control, loss of hole, damaged or lost drilling equipment and damage or loss from inclement weather. Any of these hazards could result in personal injury or death, damage to or destruction of equipment and facilities, suspension of operations, environmental damage and damage to the property of others. Nabors' offshore operations are also subject to the hazards of marine operations including capsizing, grounding, collision, damage from heavy weather or sea conditions and unsound bottom conditions. In addition, Nabors' international operations are subject to risks of war, civil disturbances or other political events. Generally, drilling contracts provide for the division of responsibilities between a drilling company and its customer, and Nabors seeks to obtain indemnification from its customers by contract for certain of these risks. To the extent that Nabors is unable to transfer such risks to customers by contract or indemnification agreements, Nabors seeks protection through insurance which its management considers to be adequate. However, there is no assurance that such insurance or indemnification agreements will adequately protect Nabors against liability from all of the consequences of the hazards described above. The occurrence of an event not fully insured or indemnified against, or the failure of a customer to meet its indemnification obligations, could result in substantial losses to Nabors. In addition, there can be no assurance that insurance will be available to cover any or all of these risks, or, even if available, that it will be adequate or that insurance premiums or other costs will not rise significantly in the future, so as to make such insurance prohibitive.

THE PROFITABILITY OF NABORS' INTERNATIONAL OPERATIONS COULD BE ADVERSELY AFFECTED BY WAR, CIVIL DISTURBANCE OR ECONOMIC TURMOIL

Nabors derives a significant portion of its business from international markets, including major operations in Canada, the Middle East, Asia and South and Central America. These operations are subject to various risks, including the risk of war, civil disturbances and governmental activities, that may limit or disrupt markets, restrict the movement of funds or result in the deprivation of contract rights or the taking of property without fair compensation. In certain countries, Nabors' operations may be subject to the additional risk of fluctuating currency values and exchange controls. In the international markets in which Nabors operates, it is subject to various laws and regulations that govern the operation and taxation of its business and the import and export of its equipment from country to country, the imposition, application and interpretation of which can prove to be uncertain.

NONCOMPLIANCE WITH GOVERNMENTAL REGULATION OR EXPOSURE TO AND ENVIRONMENTAL LIABILITIES COULD ADVERSELY AFFECT NABORS' RESULTS OF OPERATIONS

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

Our well-servicing, workover and production services operations routinely involve the handling of significant amounts of waste materials, some of which are classified as hazardous substances. Our operations and facilities are subject to numerous state and federal environmental laws, rules and regulations, including, without limitation, laws concerning the containment and disposal of hazardous substances, oilfield waste and other waste materials, the use of underground storage tanks and the use of underground injection wells. In addition, our offshore support vessel operations also are subject to federal, state and local laws and regulations which control the discharge of pollutants into the environment and which otherwise relate to environmental protection. Other laws regulate the activities of offshore service vessels, require vessel owners and operators to demonstrate financial and operational responsibility and provide for certain limitations on the liability of vessel owners and operators. Failure to comply with these laws, rules and regulations could result in civil and even criminal actions against Nabors.

We employ personnel responsible for monitoring environmental compliance and arranging for remedial actions that may be required from time to time and also uses outside experts to advise on and assist with our environmental compliance efforts. Costs we incur to investigate and remediate contaminated sites are expensed unless the remediation extends the useful lives of the assets employed at the site. Remediation costs that extend the useful lives of the assets are capitalized and amortized over the remaining useful lives of such assets. Liabilities are recorded when the need for environmental assessments and/or remedial efforts become known or probable and the cost can be reasonably estimated.

Laws protecting the environment generally have become more stringent than in the past and are expected to continue to do so. Environmental laws and regulations typically impose "strict liability," which means that in some situations Nabors could be exposed to liability for cleanup costs, natural resource damages and other damages as a result of conduct of Nabors that was lawful at the time it occurred or conduct of, or conditions caused by, prior operators or other third parties. Cleanup costs and other damages arising as a result of environmental laws, and costs associated with changes in environmental laws and regulations could be substantial and could have a material adverse effect on our financial condition. From time to time, claims have been made and litigation has been brought against Nabors under such laws. However, the costs incurred in connection with such claims and other costs of environmental compliance have not had any material adverse effect on our operations or financial statements in the past, and management is not currently aware of any situation or condition that it believes is likely to have any such material adverse effect in the future.

Under the Comprehensive Environmental Response, Compensation and Liability Act, also known as CERCLA or Superfund, and related state laws and regulations, joint and several liability can be imposed without regard to fault or the legality of the original conduct on certain classes of persons that contributed to the release of a "hazardous substance" into the environment. Under CERCLA, such persons may be liable for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for the neighboring land owners and other third parties to file claims for personal injury, property damage and recovery of response costs allegedly caused by the hazardous substances released into the environment. We have been notified of our possible responsibility with respect to the cleanup of a federal national priority list site and a state abandoned site, which were formerly operated by parties unrelated to Nabors as oilfield waste disposal facilities. In addition, we have been named as a potentially responsible party with respect to the cleanup of three other sites which were formerly operated by various parties unrelated to Nabors. Nabors believes that its cost to clean up each of these sites will be less than $100,000. Although at this time information regarding our possible responsibility with respect to cleanup of the federal national priority list site and the state abandoned site has not been fully developed and it is not feasible to predict such outcome with certainty, management is of the opinion that their ultimate resolution should not have a material adverse effect on our financial statements or results of operations.

Changes in federal and state environmental regulations may also negatively impact oil and natural gas exploration and production companies, which in turn could have a material adverse effect on Nabors. For example, while we currently do not handle large amounts of hazardous wastes (which are subject to regulation under the federal Resource Conservation and Recovery Act) in connection with its operations, legislation has been proposed from time to time in Congress which would reclassify oil and natural gas production wastes as hazardous wastes. If enacted, such legislation could dramatically increase operating costs for domestic oil and natural gas companies and this could reduce the market for our services by making many wells and/or oilfields uneconomical to operate.

With respect to our offshore support vessel operations, we are affected by additional governmental regulations. Under the Merchant Marine Act of 1920, as amended, if persons other than U.S. citizens own in the aggregate in excess of 25% of Nabors' outstanding stock, our U.S. flagged vessels would lose the privilege of engaging in the transportation of merchandise in the U.S. coastwise trade. In addition, our offshore support vessel operations are materially affected by federal, state and local regulation as well as certain international conventions and private industry organizations. These regulations govern worker health and safety and the manning, construction and operation of vessels. Private industry organizations establish safety criteria and are authorized to investigate vessel accidents and recommend approved safety standards. The failure to comply with the requirements of any of these laws or the rules or regulations of these agencies and organizations could have a material adverse effect on the Company's offshore support vessel operations.

The Oil Pollution Act of 1990, as amended, contains provisions specifying responsibility for removal costs and damages resulting from discharges of oil into navigable waters or onto the adjoining shorelines. Among other requirements, this law requires owners and operators of vessels over 300 gross tons to provide the U.S. Coast Guard with evidence of financial responsibility to cover the costs of cleaning up oil spills from such vessels. We believe we have provided satisfactory evidence of financial responsibility to the U.S. Coast Guard for all vessels over 300 tons. In addition, the Outer Continental Shelf Lands Act provides the federal government with broad discretion in regulating the leasing of offshore oil and gas production sites. Because our offshore support vessel operations rely on offshore oil and gas exploration and production, if the government were to exercise its authority under this law to restrict the availability of offshore oil and gas leases, such an action could have a material adverse effect on our financial statements and results of operations.

NABORS, AS A HOLDING COMPANY, DEPENDS ON ITS SUBSIDIARIES TO MEET ITS FINANCIAL OBLIGATIONS

Nabors is a holding company with no significant assets other than the stock of our subsidiaries. In order to meet its financial needs, Nabors relies exclusively on repayments of interest and principal on intercompany loans made by Nabors to its operating subsidiaries and income from dividends and other cash flow from such subsidiaries. There can be no assurance that Nabors' operating subsidiaries will generate sufficient net income to pay upstream dividends or cash flow to make payments of interest and principal to Nabors in respect of its intercompany loans.

UNDER EXISTING DIVIDEND POLICY, NABORS DOES NOT PAY DIVIDENDS

As part of Nabors' policy, Nabors has not paid any dividends on its common stock since 1982. Nabors does not anticipate that it will pay any dividends on its common stock in the foreseeable future.

AS NABORS AND ITS STOCKHOLDERS HAVE A CONSIDERABLE NUMBER OF SHARES OF COMMON STOCK AVAILABLE FOR ISSUANCE AND RESALE, SIGNIFICANT ISSUANCES OR RESALES IN THE FUTURE MAY ADVERSELY AFFECT THE MARKET PRICE OF NABORS COMMON STOCK

As of March 29, 2000, there were 145,394,818 shares of Nabors common stock outstanding, 22,718,622 shares of Nabors common stock were reserved for issuance pursuant to option and employee benefit plans and 333,998 shares of Nabors common stock were reserved for issuance upon the exercise of outstanding warrants. The exercise price of these options is substantially lower than the trading prices of Nabors common stock on that date. Certain of the shares to be issued pursuant to the exercise of options may be "restricted securities," as that term is defined in Rule 144 promulgated under the Securities Act. The sale, or availability for sale, of substantial amounts of Nabors common stock in the public market due to the exercise of options (and, where applicable, sales pursuant to Rule 144) could adversely affect the prevailing market price of Nabors common stock and could impair our ability to raise additional capital through the sale of equity securities.

PROVISIONS OF NABORS' ORGANIZATIONAL DOCUMENTS MAY DETER A CHANGE OF CONTROL TRANSACTION AND DECREASE THE LIKELIHOOD OF A STOCKHOLDER RECEIVING A CHANGE OF CONTROL PREMIUM

Nabors' board of directors is divided into three classes of directors, with each class serving a staggered three-year term. In addition, our board of directors has the authority to issue up to 10,000,000 shares of preferred stock and to determine the price, rights (including voting rights), conversion ratios, preferences and privileges of that stock without further vote or action by the holders of the common stock. Although Nabors has no present plans to issue shares of preferred stock, the classified board and the Nabors Board's ability to issue additional shares of preferred stock may discourage, delay or prevent changes in control of Nabors that are not approved by the Nabors Board, thereby possibly preventing certain Nabors' stockholders from realizing a possible premium on their shares.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item can be found under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Instruments and Market Risk" on page 49 of the 1999 Annual Report and is incorporated into this document by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 9, 2000, appear on pages 50 through 68 of the 1999 Annual Report and are incorporated herein by reference. With the exception of the specific information expressly incorporated into Items 1, 2, 3, 5, 6, 7, 7A, 8 and 14 of this document, the 1999 Annual Report is not deemed to be filed as part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by this item will be contained in the Nabors Industries, Inc. definitive proxy statement to be distributed in connection with its 2000 annual meeting of stockholders under the captions "Election of Directors" and "Executive Officers" and is incorporated into this document by reference. Section 16(a) of the Securities Exchange Act of 1934 requires Nabors' directors and executive officers, and persons who own more than 10% of a registered class of Nabors' equity securities, to file with the Securities and Exchange Commission and the American Stock Exchange initial reports of ownership and reports of changes in ownership of common stock and other equity securities of Nabors. Officers, directors and greater than 10% shareholders are required by Commission regulation to furnish Nabors with copies of all Section 16(a) forms which they file.

To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, with regard to the period from January 1, 1997 to December 31, 1999, all Section 16(a) filings required to be made by Nabors' officers, directors and greater than 10% beneficial owners were timely filed.

ITEM 11. EXECUTIVE COMPENSATION

Except as specified in the following sentence, the information called for by this item will be contained in the 2000 proxy statement under the caption "Remuneration of Management" and is incorporated into this document by reference. Information in Nabors' 2000 proxy statement not deemed to be "soliciting material" or "filed" with the Commission under its rules, including the Report of the Compensation Committee on Executive Compensation, the Report of the Audit Committee and the Five Year Stock Performance Graph, is not deemed to be incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by this item will be contained in Nabors' 2000 proxy statement under the caption "Share Ownership of Management and Principal Shareholders" and is incorporated into this document by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this item will be contained in Nabors' 2000 proxy statement under the captions "Business Relationships" and "Compensation Committee Interlocks and Insider Participation" and is incorporated into this document by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report:

         (1) Financial Statements of Nabors Industries, Inc. and Subsidiaries which are listed in Part II, Item 8 and are incorporated herein by reference from the 1999 Annual Report from the respective page numbers indicated:

                                                                                                       Page No.

                  Report of Independent Accountants.....................................................  50
                  Consolidated Balance Sheets...........................................................  51
                  Consolidated Statements of Income.....................................................  52
                  Consolidated Statements of Changes in Stockholders' Equity............................  53
                  Consolidated Statements of Cash Flows.................................................  54
                  Notes to Consolidated Financial Statements............................................  55

         (2)      Financial Statement Schedules

                  Supplemental schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or related notes.

(b)      Exhibits

         Exhibit No.     Description
         -----------     ------------

         3.1 Restated Certificate of Incorporation of Nabors Industries, Inc. dated March 4, 1997 (Incorporated by reference to the exhibits to Form 10-Q, File No. 1-9245, filed on May 16, 1997)

         3.2 Restated By-Laws of the Nabors Industries, Inc. adopted December 4, 1997 (Incorporated by reference to the exhibits to Form 10-K, File No. 1-9245, filed on December 29, 1997)

         4.1 Registration Rights Agreement dated as of April 30, 1996 between Nabors Industries, Inc. and Occidental Oil and Gas Corporation (Incorporated by reference to the exhibits to Form 10-K, File No. 1-9245, filed on December 29, 1996)

         4.2 Indenture dated as of March 1, 1999 between Nabors Industries, Inc., as Issuer, and Norwest Bank Minnesota, National Association, as Trustee, in connection with $325,000,000 aggregate principal amount of 6.80% Notes due 2004 (Incorporated by reference to Post-Effective Amendment No. 1 to Registration Statement on Form S-3, Registration No. 333-25233, filed on March 5, 1999)

         4.3 Supplemental Indenture No. 1 dated as of March 1, 1999 between Nabors Industries, Inc., as Issuer, and Norwest Bank Minnesota, National Association, as Trustee, in connection with the 6.80% Notes (Incorporated by reference to Post-Effective Amendment No. 1 to Registration Statement on Form S-3, Registration No. 333-25233, filed with the Commission on March 5, 1999)

         4.4 Indenture dated as of March 31, 1998 among Pool Energy Services Co., the guarantors named therein and Marine Midland Bank, as trustee, with respect to $150,000,000 aggregate principal amount of 8-5/8% Senior Subordinated Notes due 2008, Series A and B

         4.5 Supplemental Indenture dated as of March 31, 1998 among Pool Energy Services Co., the guarantors named therein and Marine Midland Bank, as trustee

         4.6 Second Supplemental Indenture dated as of December 1, 1999 among Nabors Holding Company (formerly Pool Energy Services Co.), the guarantors named therein and HSBC Bank USA (formerly Marine Midland Bank), as trustee

         4.7 Third Supplemental Indenture dated as of February 14, 2000 among Nabors Holding Company, the guarantors named therein and HSBC Bank USA (Incorporated by reference to the exhibits to Form 8-K dated February 2, 2000, File No. 1-9245, filed February 23, 2000)

         10.1(+) 1993 Stock Option Plan for Non-Employee Directors (Incorporated by reference to Registration Statement on Form S-8, Registration No. 33-87322, filed December 29,
                         1994)

         10.2(+) 1994 Executive Officers Stock Plan (Incorporated by reference to Registration Statement on Form S-8, Registration No. 333-11313, filed September 3, 1996)

         10.3(+) 1996 Employee Stock Plan (Incorporated by reference to Registration Statement on Form S-8, Registration No. 333-11313, filed September 3, 1996)

         10.4(+) 1994 Executive Stock Option Agreement effective December 28, 1994 between Nabors Industries, Inc. and Eugene M. Isenberg (Incorporated by reference to the exhibits to Form 10-K, File No. 1-9245, filed December 29, 1996)

         10.5(+) 1994 Executive Stock Option Agreement effective December 28, 1994 between Nabors Industries, Inc. and Anthony G. Petrello (Incorporated by reference to the exhibits to Form 10-K, File No. 1-9245, filed December 29, 1996)

         10.6(+) 1994 Executive Stock Option Agreement effective December 28, 1994 between Nabors Industries, Inc. and Richard A. Stratton (Incorporated by reference to the exhibits to Form 10-K, File No. 1-9245, filed December 29, 1996)

         10.7(+) Employment Agreement effective October 1, 1996 between Nabors Industries, Inc. and Eugene M. Isenberg (Incorporated by reference to the exhibits to Form 10-Q, File No. 1-9245, filed May 16, 1997)

         10.8(+) Employment Agreement effective October 1, 1996 between Nabors Industries, Inc. and Anthony G. Petrello (Incorporated by reference to the exhibits to Form 10-Q, File No. 1-9245, filed May 16, 1997)

         10.9(+) Employment Agreement effective October 1, 1996 between Nabors Industries, Inc. and Richard A. Stratton (Incorporated by reference to the exhibits to Form 10-K, File No. 1-9245, filed December 29, 1997)

         10.10(+) Nabors Industries, Inc. 1996 Chairman's Executive Stock Plan (Incorporated by reference to the exhibits to Form 10-K, File No. 1-9245, filed December 29, 1997)

         10.11(+) Nabors Industries, Inc. 1996 Executive Officers Stock Plan (Incorporated by reference to the exhibits to Form 10-K, File No. 1-9245, filed December 29, 1997)

         10.12(+) Nabors Industries, Inc. 1996 Executive Officers Incentive Stock Plan (Incorporated by reference to the exhibits to Form 10-K, File No. 1-9245, filed December 29, 1997)

         10.13(+) Nabors Industries, Inc. 1997 Executive Officers Incentive Stock Plan (Incorporated by reference to the exhibits to Form 10-K, File No. 1-9245, filed December 29, 1997)

         10.14 Form of Indemnification Agreement entered into between Nabors Industries, Inc. and the directors and executive officers identified in the schedule thereto (Incorporated by reference to the exhibits to Form 10-K, File No. 1-9245, filed December 29, 1997)

         10.15 Agreement and Plan of Merger by and among Nabors Industries, Inc., Nabors Acquisition Corp. VII and Bayard Drilling Technologies, Inc., dated October 19, 1999, as amended (Incorporated by reference to Registration Statement on Form S-4, Registration No. 333-72397, filed February 16, 1999)

         10.16 Agreement and Plan of Merger by and among Nabors Industries, Inc., Starry Acquisition Corp. and Pool Energy Services Co. dated as of January 10, 1999 (Incorporated by reference to the exhibits to Form 8-K, File No. 1-9245, filed January 11, 1999)

         10.17 Underwriting Agreement dated March 4, 1999 between Nabors and the underwriters named therein (Incorporated by reference to the exhibits to Post-Effective Amendment No. 1 to Registration Statement on Form S-3, Registration No. 333-25233, filed March 5, 1999)

         10.18(+) Nabors Industries, Inc. 1998 Employee Stock Plan (Incorporated by reference to the exhibits to Form 10-K dated December 31, 1998, File No. 1-9245, filed March 31, 1999)

         10.19(+) Nabors Industries, Inc. 1998 Chairman's Executive Stock Plan (Incorporated by reference to the exhibits to Form 10-K dated December 31, 1998, File No. 1-9245, filed March 31, 1999)

         10.20(+) Nabors Industries, Inc. 1999 Stock Option Plan for Non-Employee Directors (Incorporated by reference to the exhibits to Form 10-K dated December 31, 1998, File No. 1-9245, filed March 31, 1999)

         11              Computation of Per Share Earnings

         12              Computation of Ratios of Earnings to Fixed Charges

         13(1)           1999 Annual Report

         21              Significant Subsidiaries of Nabors Industries, Inc.

         23              Consent of Independent Accountants

         27              Financial Data Schedule

         99.1 Credit Agreement among Nabors Industries, Inc., the subsidiary borrowers thereto, Bank of America National Trust and Savings Association, Wells Fargo Bank (Texas) National Association and the other financial institutions party thereto dated September 5, 1997 (Incorporated by reference to the Exhibits to Form 10-K, File No. 1-9245, filed December 29, 1997)

         ---------------

         (1) With the exception of the specific information expressly incorporated into Items 1, 2, 3, 5, 6, 7, 7A, 8 and 14 of this document, the 1999 Annual Report is not deemed to be filed as part of this report.

         (+)      Management contract or compensatory plan or arrangement


(c)      Reports on Form 8-K:

 o Report on Form 8-K filed with the Commission on November 24, 1999 with regard to completion of the acquisition of Pool Energy Services Co.

 o Report on Form 8-K/A filed with the Commission on December 1, 1999, amending the description of the Pool merger contained in the Form 8-K described above.

 o Report on Form 8-K/A filed with the Commission on February 7, 2000, amending the Form 8-K described above to include required pro forma financial information with respect to Pool.

 o Report on From 8-K filed with the Commission on February 23, 2000 with regard to Nabors Industries' guarantee under Nabors Holding Company's Indenture, as supplemented, with regard to the 8-5/8% Senior Subordinated Notes due 2006, and the amendments to such indenture approved by the note holders.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 30, 2000.

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

Signature                                                Title                              Date
----------                                               -----                              ----

/s/ Eugene M. Isenberg                               Chairman and                       March 30, 2000
------------------------------------                 Chief Executive Officer
Eugene M. Isenberg

/s/ Anthony G. Petrello                              President and                      March 30, 2000
------------------------------------                 Chief Operating Officer
Anthony G. Petrello

/s/ Richard A. Stratton                              Vice Chairman                      March 30, 2000
------------------------------------
Richard A. Stratton

/s/ James L. Payne                                   Director                           March 30, 2000
------------------------------------
James L Payne

/s/ Hans Schmidt                                     Director                           March 30, 2000
------------------------------------
Hans Schmidt

/s/ Myron M. Sheinfeld                               Director                           March 30, 2000
------------------------------------
Myron M. Sheinfeld

/s/ Jack Wexler                                      Director                           March 30, 2000
------------------------------------
Jack Wexler

/s/ Martin J. Whitman                                Director                           March 30, 2000
------------------------------------
Martin J. Whitman


         Exhibit No.     Description
         -----------     ------------

         3.1 Restated Certificate of Incorporation of Nabors Industries, Inc. dated March 4, 1997 (Incorporated by reference to the exhibits to Form 10-Q, File No. 1-9245, filed on May 16, 1997)

         3.2 Restated By-Laws of the Nabors Industries, Inc. adopted December 4, 1997 (Incorporated by reference to the exhibits to Form 10-K, File No. 1-9245, filed on December 29, 1997)

         4.1 Registration Rights Agreement dated as of April 30, 1996 between Nabors Industries, Inc. and Occidental Oil and Gas Corporation (Incorporated by reference to the exhibits to Form 10-K, File No. 1-9245, filed on December 29, 1996)

         4.2 Indenture dated as of March 1, 1999 between Nabors Industries, Inc., as Issuer, and Norwest Bank Minnesota, National Association, as Trustee, in connection with $325,000,000 aggregate principal amount of 6.80% Notes due 2004 (Incorporated by reference to Post-Effective Amendment No. 1 to Registration Statement on Form S-3, Registration No. 333-25233, filed on March 5, 1999)

         4.3 Supplemental Indenture No. 1 dated as of March 1, 1999 between Nabors Industries, Inc., as Issuer, and Norwest Bank Minnesota, National Association, as Trustee, in connection with the 6.80% Notes (Incorporated by reference to Post-Effective Amendment No. 1 to Registration Statement on Form S-3, Registration No. 333-25233, filed with the Commission on March 5, 1999)

         4.4 Indenture dated as of March 31, 1998 among Pool Energy Services Co., the guarantors named therein and Marine Midland Bank, as trustee, with respect to $150,000,000 aggregate principal amount of 8-5/8% Senior Subordinated Notes due 2008, Series A and B

         4.5 Supplemental Indenture dated as of March 31, 1998 among Pool Energy Services Co., the guarantors named therein and Marine Midland Bank, as trustee

         4.6 Second Supplemental Indenture dated as of December 1, 1999 among Nabors Holding Company (formerly Pool Energy Services Co.), the guarantors named therein and HSBC Bank USA (formerly Marine Midland Bank), as trustee

         4.7 Third Supplemental Indenture dated as of February 14, 2000 among Nabors Holding Company, the guarantors named therein and HSBC Bank USA (Incorporated by reference to the exhibits to Form 8-K dated February 2, 2000, File No. 1-9245, filed February 23, 2000)

         10.1(+) 1993 Stock Option Plan for Non-Employee Directors (Incorporated by reference to Registration Statement on Form S-8, Registration No. 33-87322, filed December 29,
                         1994)

         10.2(+) 1994 Executive Officers Stock Plan (Incorporated by reference to Registration Statement on Form S-8, Registration No. 333-11313, filed September 3, 1996)

         10.3(+) 1996 Employee Stock Plan (Incorporated by reference to Registration Statement on Form S-8, Registration No. 333-11313, filed September 3, 1996)

         10.4(+) 1994 Executive Stock Option Agreement effective December 28, 1994 between Nabors Industries, Inc. and Eugene M. Isenberg (Incorporated by reference to the exhibits to Form 10-K, File No. 1-9245, filed December 29, 1996)

         10.5(+) 1994 Executive Stock Option Agreement effective December 28, 1994 between Nabors Industries, Inc. and Anthony G. Petrello (Incorporated by reference to the exhibits to Form 10-K, File No. 1-9245, filed December 29, 1996)

         10.6(+) 1994 Executive Stock Option Agreement effective December 28, 1994 between Nabors Industries, Inc. and Richard A. Stratton (Incorporated by reference to the exhibits to Form 10-K, File No. 1-9245, filed December 29, 1996)

         10.7(+) Employment Agreement effective October 1, 1996 between Nabors Industries, Inc. and Eugene M. Isenberg (Incorporated by reference to the exhibits to Form 10-Q, File No. 1-9245, filed May 16, 1997)

         10.8(+) Employment Agreement effective October 1, 1996 between Nabors Industries, Inc. and Anthony G. Petrello (Incorporated by reference to the exhibits to Form 10-Q, File No. 1-9245, filed May 16, 1997)

         10.9(+) Employment Agreement effective October 1, 1996 between Nabors Industries, Inc. and Richard A. Stratton (Incorporated by reference to the exhibits to Form 10-K, File No. 1-9245, filed December 29, 1997)

         10.10(+) Nabors Industries, Inc. 1996 Chairman's Executive Stock Plan (Incorporated by reference to the exhibits to Form 10-K, File No. 1-9245, filed December 29, 1997)

         10.11(+) Nabors Industries, Inc. 1996 Executive Officers Stock Plan (Incorporated by reference to the exhibits to Form 10-K, File No. 1-9245, filed December 29, 1997)

         10.12 (+) Nabors Industries, Inc. 1996 Executive Officers Incentive Stock Plan (Incorporated by reference to the exhibits to Form 10-K, File No. 1-9245, filed December 29, 1997)

         10.13 (+) Nabors Industries, Inc. 1997 Executive Officers Incentive Stock Plan (Incorporated by reference to the exhibits to Form 10-K, File No. 1-9245, filed December 29, 1997)

         10.14 Form of Indemnification Agreement entered into between Nabors Industries, Inc. and the directors and executive officers identified in the schedule thereto (Incorporated by reference to the exhibits to Form 10-K, File No. 1-9245, filed December 29, 1997)

         10.15 Agreement and Plan of Merger by and among Nabors Industries, Inc., Nabors Acquisition Corp. VII and Bayard Drilling Technologies, Inc., dated October 19, 1999, as amended (Incorporated by reference to Registration Statement on Form S-4, Registration No. 333-72397, filed February 16, 1999)

         10.16 Agreement and Plan of Merger by and among Nabors Industries, Inc., Starry Acquisition Corp. and Pool Energy Services Co. dated as of January 10, 1999 (Incorporated by reference to the exhibits to Form 8-K, File No. 1-9245, filed January 11, 1999)

         10.17 Underwriting Agreement dated March 4, 1999 between Nabors and the underwriters named therein (Incorporated by reference to the exhibits to Post-Effective Amendment No. 1 to Registration Statement on Form S-3, Registration No. 333-25233, filed March 5, 1999)

         10.18 (+) Nabors Industries, Inc. 1998 Employee Stock Plan (Incorporated by reference to the exhibits to Form 10-K dated December 31, 1998, File No. 1-9245, filed March 31, 1999)

         10.19 (+) Nabors Industries, Inc. 1998 Chairman's Executive Stock Plan (Incorporated by reference to the exhibits to Form 10-K dated December 31, 1998, File No. 1-9245, filed March 31, 1999)

         10.20 (+) Nabors Industries, Inc. 1999 Stock Option Plan for Non-Employee Directors (Incorporated by reference to the exhibits to Form 10-K dated December 31, 1998, File No. 1-9245, filed March 31, 1999)

         11              Computation of Per Share Earnings

         12              Computation of Ratios of Earnings to Fixed Charges

         13(1)           1999 Annual Report

         21              Significant Subsidiaries of Nabors Industries, Inc.

         23              Consent of Independent Accountants

         27              Financial Data Schedule

         99.1 Credit Agreement among Nabors Industries, Inc., the subsidiary borrowers thereto, Bank of America National Trust and Savings Association, Wells Fargo Bank (Texas) National Association and the other financial institutions party thereto dated September 5, 1997 (Incorporated by reference to the Exhibits to Form 10-K, File No. 1-9245, filed December 29, 1997)

         ---------------

         (1) With the exception of the specific information expressly incorporated into Items 1, 2, 3, 5, 6, 7, 7A, 8 and 14 of this document, the 1999 Annual Report is not deemed to be filed as part of this report.

         (+)      Management contract or compensatory plan or arrangement