Form 10-Q
period 2000-03-31
NABORS INDUSTRIES INC
filed 2000-05-15
CIK 798943

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


                    FOR THE QUARTERLY PERIOD ENDED MARCH 31,
                       2000 COMMISSION FILE NUMBER: 1-9245

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

Yes [X]   No [ ]


         The number of shares of Common Stock, par value $.10 per share, outstanding as of May 10, 2000 was 145,637,495.


================================================================================

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                     PAGE NO.
                                                                                     --------
Part I   Financial Information

Item 1. Financial Statements

             Condensed Consolidated Balance Sheets as of
             March 31, 2000 and December 31, 1999........................................2

             Condensed Consolidated Statements of
             Income for the Three Months Ended
             March 31, 2000 and 1999.....................................................3

             Condensed Consolidated Statements of
             Changes in Stockholders' Equity for the Three
             Months Ended March 31, 2000 and 1999........................................4

             Condensed Consolidated Statements of Cash
             Flows for the Three Months Ended March 31,
             2000 and 1999...............................................................5

             Notes to Condensed Consolidated
             Financial Statements........................................................6

             Report of Independent Accountants...........................................9

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations..................................................................10

Part II   Other Information

    Item 1. Legal Proceedings...........................................................15

    Item 5. Other Information...........................................................15

    Item 6. Exhibits and Reports on Form 8-K............................................15

Signatures..............................................................................16

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         MARCH 31,      DECEMBER 31,
                                                           2000             1999
                                                       -----------      -----------
ASSETS
Current assets:
   Cash and cash equivalents                           $    41,924      $    80,580
   Marketable securities                                    62,225           31,086
   Accounts receivable, net                                222,503          205,643
   Inventory and supplies                                   22,865           25,758
   Prepaid expenses and other current assets               122,629          118,226
                                                       -----------      -----------
    Total current assets                                   472,146          461,293

Property, plant and equipment, net                       1,671,030        1,669,466
Goodwill, net                                              167,093          169,054
Other long-term assets                                     104,259           98,190
                                                       -----------      -----------
    Total assets                                       $ 2,414,528      $ 2,398,003
                                                       -----------      -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term obligations            $     6,642      $     3,599
   Trade accounts payable                                   71,167           80,343
   Accrued liabilities                                     134,763          160,546
   Income taxes payable                                     21,771           20,988
                                                       -----------      -----------
    Total current liabilities                              234,343          265,476

Long-term obligations                                      382,801          482,600
Other long-term liabilities                                 79,648           86,849
Deferred income taxes                                       72,834           93,004
                                                       -----------      -----------
    Total liabilities                                      769,626          927,929
                                                       -----------      -----------

Commitments and contingencies (Note 5)

Stockholders' equity:
   Capital stock, par value $.10 per share:
    Authorized common shares 200,000;
      issued 145,989 and 137,421                            14,599           13,742
   Capital in excess of par value                        1,096,945          958,704
   Accumulated other comprehensive income (loss)            12,268           (3,828)
   Retained earnings                                       525,907          506,273
   Less treasury stock, at cost, 589 common shares          (4,817)          (4,817)
                                                       -----------      -----------
    Total stockholders' equity                           1,644,902        1,470,074
                                                       -----------      -----------
    Total liabilities and stockholders' equity         $ 2,414,528      $ 2,398,003
                                                       -----------      -----------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                     THREE MONTHS ENDED MARCH 31,

                                                        2000            1999
                                                      ---------      ---------
Revenues                                              $ 279,116      $ 149,692
Earnings from unconsolidated affiliates                  10,568          3,295
                                                      ---------      ---------
   Total revenues                                       289,684        152,987
                                                      ---------      ---------

Operating expenses:
   Direct costs                                         193,462         93,300
   General and administrative expenses                   25,933         16,299
   Depreciation and amortization                         37,136         21,422
                                                      ---------      ---------
     Operating expenses                                 256,531        131,021
                                                      ---------      ---------

Operating income                                         33,153         21,966
                                                      ---------      ---------

Other income (expense):
   Interest expense                                      (8,651)        (5,405)
   Interest income                                          589          1,200
   Other income, net                                      5,824          1,852
                                                      ---------      ---------
     Other expense                                       (2,238)        (2,353)
                                                      ---------      ---------

Income before income taxes and extraordinary gain        30,915         19,613
                                                      ---------      ---------

Income taxes:
   Current                                                5,242          3,784
   Deferred                                               7,742          3,865
                                                      ---------      ---------
     Total income taxes                                  12,984          7,649
                                                      ---------      ---------

Income before extraordinary gain                         17,931         11,964
Extraordinary gain, net                                   1,703             --
                                                      ---------      ---------
Net income                                            $  19,634      $  11,964
                                                      ---------      ---------

Earnings per share:
    Basic:
     Before extraordinary gain                        $     .13      $     .12
     Extraordinary gain                                     .01             --
                                                      ---------      ---------
     Net income                                       $     .14      $     .12
                                                      ---------      ---------

    Diluted:
     Before extraordinary gain                        $     .12      $     .12
     Extraordinary gain                                     .01             --
                                                      ---------      ---------
     Net income                                       $     .13      $     .12
                                                      ---------      ---------

Weighted average number of shares outstanding:
    Basic                                               139,274        100,803
                                                      ---------      ---------
    Diluted                                             148,851        101,649
                                                      ---------      ---------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                  CAPITAL       ACCUMULATED
                                             CAPITAL STOCK       IN EXCESS         OTHER                                  TOTAL
                                        ---------------------     OF PAR       COMPREHENSIVE   RETAINED    TREASURY   STOCKHOLDERS'
                                         SHARES    PAR VALUE       VALUE        INCOME (LOSS)  EARNINGS      STOCK       EQUITY
                                        -------   -----------   -----------    -------------- -----------  ---------  -------------
Balances, December 31, 1998             101,382   $    10,138   $   394,562     $   (10,983)  $   478,569  $ (4,817)   $   867,469
                                        -------   -----------   -----------     ------------  -----------  --------    -----------
Comprehensive income:
   Net income                                                                                      11,964                   11,964
   Translation adjustment                                                              (899)                                  (899)
   Unrealized gain on marketable
      securities, net                                                                 7,107                                  7,107
                                        -------   -----------   -----------     ------------  -----------  --------    -----------
      Total comprehensive income             --            --            --           6,208        11,964        --         18,172
                                        -------   -----------   -----------     ------------  -----------  --------    -----------

Issuance of common shares for
  stock options exercised                    25             3           278                                                    281
                                        -------   -----------   -----------     ------------  -----------  --------    -----------
      Subtotal                               25             3           278              --            --        --            281
                                        -------   -----------   -----------     ------------  -----------  --------    -----------
Balances, March 31, 1999                101,407   $    10,141   $   394,840     $    (4,775)  $   490,533  $ (4,817)   $   885,922
                                        -------   -----------   -----------     ------------  -----------  --------    -----------


Balances, December 31, 1999             137,421   $    13,742   $   958,704     $    (3,828)  $   506,273  $ (4,817)   $ 1,470,074
                                        -------   -----------   -----------     ------------  -----------  --------    -----------
Comprehensive income:
   Net income                                                                                      19,634                   19,634
   Translation adjustment                                                              (409)                                  (409)
   Unrealized gain on marketable
      securities, net                                                                16,505                                 16,505
                                        -------   -----------   -----------     ------------  -----------  --------    -----------
      Total comprehensive income             --            --            --          16,096        19,634        --         35,730
                                        -------   -----------   -----------     ------------  -----------  --------    -----------

Issuance of common shares for
  stock options exercised                 8,568           857        99,840                                                100,697
Tax benefit on stock option deductions                               38,401                                                 38,401
                                        -------   -----------   -----------     ------------  -----------  --------    -----------
      Subtotal                            8,568           857       138,241              --            --        --        139,098
                                        -------   -----------   -----------     ------------  -----------  --------    -----------
Balances, March 31, 2000                145,989   $    14,599   $ 1,096,945     $    12,268   $   525,907  $ (4,817)   $ 1,644,902
                                        -------   -----------   -----------     ------------  -----------  --------    -----------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                        THREE MONTHS ENDED MARCH 31,

                                                                            2000           1999
                                                                         ---------      ---------
Net cash (used for) provided by operating activities                     $  (8,574)     $  46,390
                                                                         ---------      ---------

Cash flows from investing activities:
   Purchases of marketable securities, trading                                (511)        (4,599)
   Sales of marketable securities, trading                                   2,442             --
   Purchases of marketable securities, available-for-sale                   (5,737)            --
   Sales of marketable securities, available-for-sale                        3,590             --
   Cash received from disposition of long-term assets and businesses         5,288         10,942
   Capital expenditures                                                    (39,831)       (18,264)
   Distribution from (investment in) affiliates                              1,000         (1,425)
                                                                         ---------      ---------
Net cash used for investing activities                                     (33,759)       (13,346)
                                                                         ---------      ---------

Cash flows from financing activities:
   Increase in restricted cash                                                (264)            (7)
   Long-term borrowings                                                         --        325,000
   Reduction of long-term obligations                                      (96,756)        (6,061)
   Decrease in short-term borrowings, net                                       --        (68,925)
   Common stock transactions                                               100,697            281
                                                                         ---------      ---------
Net cash provided by financing activities                                    3,677        250,288
                                                                         ---------      ---------

Net increase (decrease) in cash and cash equivalents                       (38,656)       283,332

Cash and cash equivalents, beginning of period                              80,580         16,748
                                                                         ---------      ---------
Cash and cash equivalents, end of period                                 $  41,924      $ 300,080
                                                                         ---------      ---------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information

         The unaudited condensed consolidated financial statements of Nabors Industries, Inc. are prepared in conformity with generally accepted accounting principles, or GAAP. They do not purport to be a complete presentation, because all note disclosures required by GAAP are not included. Reference is made to the company's 1999 Annual Report on Form 10-K for additional note disclosures.

         In our management's opinion, the condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the company as of March 31, 2000, and the results of its operations, its changes in stockholders' equity and its cash flows for the three month periods ended March 31, 2000 and 1999 in accordance with GAAP. Interim results for the three months ended March 31, 2000 may not be indicative of results that will be realized for the full year ending December 31, 2000.

Earnings Per Share

         Basic earnings per share for all periods presented equals net income divided by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock held in treasury. Diluted earnings per share equals net income divided by the sum of: (1) the weighted average number of shares of common stock outstanding used for the basic computation and (2) the net effect of dilutive stock options and warrants.

NOTE 2 ACQUISITIONS

         During November 1999, we completed our acquisition of Pool Energy Services Co. Each of the approximately 19.2 million shares of Pool not owned by the company prior to the merger were exchanged for 1.025 shares of Nabors (approximately 19.7 million shares). During April 1999, we completed our acquisition of Bayard Drilling Technologies, Inc. Each of the approximately 18.3 million shares of Bayard common stock were exchanged for .3375 shares of the company's common stock and $.30 per share in cash (approximately 6.2 million shares and $5.5 million in cash in the aggregate).

         We accounted for the Pool and Bayard acquisitions using the purchase method of accounting. Accordingly, Pool's and Bayard's results of operations have been included in our consolidated financial statements commencing on the respective effective date of each acquisition.

         The following unaudited pro forma summary financial information presents our consolidated results of operations as if the acquisitions of Pool and Bayard had occurred at the beginning of the period presented, after including the impact of certain adjustments including: (1) the elimination of nonrecurring merger-related costs, (2) reduced depreciation expense reflecting the reduction in value assigned to property, plant and equipment, (3) amortization of goodwill, (4) reduced interest expense associated primarily with the elimination of certain financing costs and (5) the related income tax effects of these adjustments.

                                  THREE MONTHS ENDED
                                    MARCH 31, 1999
                               ------------------------

                               AS REPORTED    PRO FORMA
                               -----------    ---------
Revenues                         $152,987     $248,658
                                 --------     --------

Net income                       $ 11,964     $  5,946
                                 --------     --------

Net income per diluted share     $    .12     $    .05
                                 --------     --------

Weighted average number of
  diluted shares outstanding      101,649      127,582
                                 --------     --------

         The pro forma financial information does not purport to: (1) indicate what the combined results of operations would have been had the acquisitions occurred at the beginning of the periods presented or (2) the results of operations that may be obtained in the future. Additionally, the pro forma financial information does not reflect any anticipated cost savings resulting from the integration of the company's, Pool's and Bayard's operations.

NOTE 3 LONG-TERM OBLIGATIONS

         Nabors Holdings Company, the successor by merger to Pool, completed a mandatory change of control cash tender offer to purchase the Pool 8-5/8% Senior Subordinated Notes due 2008 at a redemption price of 101% in February 2000. In addition, during the quarter, Nabors Holding purchased additional notes in the open market at prices ranging from 100.5% to 101.75%. A total of $96.2 million of the Pool notes were acquired as a result of these transactions leaving $53.8 million outstanding as of March 31, 2000. In connection with these transactions, the company recognized a $1.7 million ($.01 per share) extraordinary gain resulting from the repurchase of the notes at less than the amount recorded on our books. As of February 14, 2000, the company guaranteed the obligations under the notes.

NOTE 4 CAPITAL STOCK

         During the three months ended March 31, 2000, various persons exercised options to acquire 8.6 million shares of Nabors common stock at prices ranging from $1.07 to $24.94 per share. This amount includes 7.5 million shares of common stock exercised by three senior officers of the company in March 2000. Proceeds to the company from all of these option exercises totaled $100.7 million.

NOTE 5 COMMITMENTS AND CONTINGENCIES

Capital Expenditures

         As of March 31, 2000, Nabors had outstanding capital expenditure purchase commitments of approximately $76.2 million, including $40.7 million for the construction of four supply vessels. We also had a $7.3 million deposit with the manufacturer of the vessels, that will be applied against the purchase commitment.

Contingencies

         The only material pending litigation involving Nabors or one of its subsidiaries is Yuan v. Bayard Drilling Technologies, Inc. et al., which has been previously reported in Nabors' Annual Report on Form 10-K for the year ended December 31, 1999. There were no material developments in the Yuan case during the first quarter of 2000.

         Nabors and its subsidiaries are defendants or otherwise involved in a number of other lawsuits in the ordinary course of their business. In the opinion of management, Nabors' ultimate liability with respect to these pending lawsuits or the Yuan case is not expected to have a significant or material adverse effect on Nabors' consolidated financial position, cash flows or results of operations. We are not able, however, to predict the outcome of the Yuan case or the costs to be incurred in connection with the defense and there can be no assurance that the litigation will be resolved in the company's favor.

NOTE 6 SUPPLEMENTAL INCOME STATEMENT INFORMATION

         The company recorded realized gains on sales of equity securities totaling $3.4 million and unrealized holding gains on equity securities classified as trading totaling $1.3 million for the three month period ended March 31, 2000.

NOTE 7 SEGMENT INFORMATION

         The following table sets forth financial information with respect to the company and its reportable segments:

                                                            THREE MONTHS ENDED MARCH 31,

                                                                2000            1999
                                                            -----------      -----------
                                                                   (IN THOUSANDS)
Revenues:
   Contract drilling                                        $   266,890      $   143,060
   Manufacturing and logistics                                   34,931           12,024
   Other (1)                                                    (12,137)          (2,097)
                                                            -----------      -----------
      Total revenues                                        $   289,684      $   152,987
                                                            -----------      -----------

Operating income (loss):
   Contract drilling                                        $    31,764      $    21,284
   Manufacturing and logistics                                    8,097            4,315
   Other (2)                                                     (6,708)          (3,633)
                                                            -----------      -----------
      Total operating income                                $    33,153      $    21,966

   Interest expense                                              (8,651)          (5,405)
   Interest income                                                  589            1,200
   Other income, net                                              5,824            1,852
                                                            -----------      -----------
      Income before income taxes and extraordinary gain     $    30,915      $    19,613
                                                            -----------      -----------

  Total assets:
   Contract drilling                                        $ 1,945,118      $ 1,293,185
   Manufacturing and logistics                                  297,655           77,982
   Other (2)                                                    171,755          328,929
                                                            -----------      -----------
      Total assets                                          $ 2,414,528      $ 1,700,096
                                                            -----------      -----------

(1) Elimination of inter-segment manufacturing and logistics sales.
(2) Includes the elimination of inter-segment transactions and unallocated corporate expenses and assets.

                        Report of Independent Accountants


To the Stockholders and Board of Directors of Nabors Industries, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Nabors Industries, Inc. and Subsidiaries as of March 31, 2000, and the related condensed consolidated statements of income and changes in stockholders' equity and cash flows for the three-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with generally accepted accounting principles.

We previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of income, changes in stockholders' equity and of cash flows for the year then ended (not presented herein), and in our report dated February 9, 2000 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2000, is fairly stated in all material respects in relationship to the consolidated balance sheet from which it has been derived.




                                                PricewaterhouseCoopers LLP

Houston, Texas
April 26, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

         Revenues for the first quarter of fiscal year 2000 totaled $289.7 million, representing an increase of $136.7 million, or 89%, as compared to the prior year period. Current quarter operating income and net income totaled $33.2 million and $19.6 million ($.13 per diluted share), respectively, representing increases of 51% and 64% compared to the prior year period. The current quarter's net income includes an extraordinary gain of approximately $1.7 million ($.01 per share) related to the repurchase of approximately $96.2 million of the 8-5/8% Senior Subordinated Notes issued by Pool Energy Services Co. The current quarter's results are the first to reflect a full quarter of contribution from Pool, which was acquired on November 24, 1999. The fourth quarter of 1999 included 37 days of Pool's operations.

         The increase in our operating results is due to solid improvement in most of the company's business units and the inclusion of the Pool operations, which were not included in the first quarter 1999 results. The improvement in our business unit performance reflects a continuation of a positive trend that began in the third quarter of 1999 in response to higher average oil and natural gas prices. Natural gas prices, which averaged $1.74 per mcf during the first quarter of 1999, have increased steadily during the past year and averaged $2.55 per mcf during the current quarter. Oil prices have increased by an even greater percentage during this period with average prices totaling $28.86 per barrel during the current quarter, up from $13.14 per barrel during the first quarter of 1999. The increase in oil and natural gas prices has resulted in increased capital spending by our customers for services provided by Nabors. This increased spending has been especially evident in Canada and the US Lower 48 for natural gas related drilling activities. The increase in North American drilling activity is illustrated by the increase in the total US active land rig count which averaged 633 working rigs during the current quarter compared to 433 working rigs during the first quarter of 1999.

         Looking forward to the next few quarters, we foresee steady improvement in all areas of Nabors' operations. The Alaskan drilling operation is expected to improve during the second half of the year as our customers begin to implement their announced higher capital spending budgets. Canada is expected to record lower results in the second quarter due to the spring breakup. However, activity is likely to be well above the previous year's and should recover quickly as the outlook for this market continues to look promising. In our offshore markets, we are experiencing steady improvement in utilization and margins for our platform workover rigs and more rapid improvement in the workover jackups. Our MASE(TM) platform drilling rigs are experiencing a very active market, but the API version of this type of rig continues to have limited prospects. Internationally, our recent successes in securing new contracts are beginning to show in our numbers, which should improve steadily throughout the balance of the year. In the US Lower 48, we anticipate a significant upturn in activity and pricing in the second half of the year, as we move into the summer gas injection cycle, which usually commences around the end of the second quarter.

         Among the previous Pool operations, the well-servicing business has been steadily improving as activity has increased. Results also are increasing in the marine transportation unit, largely due to the incremental contributions from the recently commissioned, new-generation vessels. Our older vessels are beginning to benefit from a firming market with the increased offshore rig activity in the Gulf of Mexico. In general, we are ahead of our internal expectations in realizing the synergies of the Pool acquisition and continue to explore additional economies and benefits from and among the combined operations.

         The following tables set forth certain financial information with respect to our operating segments and rig activity and certain industry data:

                                   THREE MONTHS ENDED MARCH 31,

                                      2000          1999         INCREASE (DECREASE)
                                   ---------      ---------      -------------------
                                         (IN THOUSANDS, EXCEPT PERCENTAGES)
Revenues:
   Contract drilling               $ 266,890      $ 143,060      $ 123,830      87%
   Manufacturing and logistics        34,931         12,024         22,907     191%
   Other (1)                         (12,137)        (2,097)       (10,040)   (479)%
                                   ---------      ---------      ---------
      Total revenues               $ 289,684      $ 152,987      $ 136,697      89%
                                   ---------      ---------      ---------

Operating income (loss):
   Contract drilling               $  31,764      $  21,284      $  10,480      49%
   Manufacturing and logistics         8,097          4,315          3,782      88%
   Other (2)                          (6,708)        (3,633)        (3,075)    (85)%
                                   ---------      ---------      ---------
      Total operating income       $  33,153      $  21,966      $  11,187      51%
                                   ---------      ---------      ---------

(1)  Elimination of inter-segment manufacturing and logistics sales.
(2) Includes the elimination of inter-segment transactions and unallocated corporate expenses.

                      THREE MONTHS ENDED MARCH 31,

                       2000                  1999                    Increase
                       -----                 -----               ----------------
Rig activity (1):
   Rig years (2)       226.5                 133.9                92.6        69%
   Rig utilization        42%                   32%               10%         31%


(1) Excludes labor contracts, land well-servicing rigs and rigs owned by joint ventures.
(2) Rig years represents a measure of the number of equivalent rigs operating during a given period. For example, one rig operating 182.5 days during a 365-day period represents .5 rig years.


                                                                 THREE MONTHS ENDED MARCH 31,

                                                                   2000               1999           INCREASE (DECREASE)
                                                                  -------            -------         --------------------
Industry data:
   Average West Texas intermediate crude oil spot ($/bbl) (1)     $ 28.86            $ 13.14         $15.72          120%
   Average US natural gas spot ($/mcf) (1)                        $  2.55            $  1.74         $ 0.81           47%
   Average US land rig count (2)                                      633                433            200           46%
   Average International land rig count (2)                           416                417             (1)          (0)%

(1)  Source:  Bloomberg
(2)  Source:  Baker Hughes

         Contract drilling. This segment includes our drilling, workover and well-servicing operations. Contract drilling revenues totaled $266.9 million and operating income totaled $31.8 million during the current quarter representing increases of 87% and 49%, respectively, compared with the prior year period. Equivalent rig years (excluding labor contracts, land well-servicing rigs and rigs owned by joint ventures) increased to 226.5 years during the current quarter from an average of 133.9 years during the prior year period. Most of the company's contract drilling operations recorded higher revenues as compared to the previous years quarter as a result of increased activity due to higher oil and natural gas prices and the addition of the Pool rigs.

         Alaskan revenues were higher during the current quarter as a result of higher equivalent rig years due to the addition of working Pool rigs.

         Canadian revenues were significantly higher during the current quarter, due to higher equivalent rig years and dayrates associated with increased demand for drilling services throughout the Canadian market.

         US Lower 48 drilling revenues increased significantly during the current quarter as a result of increasing demand for drilling services. The strong North American natural gas market has resulted in a significant increase in equivalent rig years during the current quarter and a slight increase in dayrates, as compared to the previous year's quarter.

         International revenues decreased slightly during the current quarter. Revenues decreased due to lower activity in certain areas, such as Venezuela, Bolivia, the United Arab Emirates and Gabon. In addition, effective January 1, 2000, our Saudi Arabia rigs began operating as part of Pool Arabia, Ltd., Nabors' 51% owned joint venture. The joint venture is accounted for using the equity method of accounting. This decrease was partially offset by two rigs working in Kenya and Qatar under new contracts and the addition of Pool operations in other areas, particularly Central America and the Middle East.

         Offshore revenues increased during the current quarter as compared to the prior year quarter, both in the Gulf of Mexico and internationally. The increase in revenues in the Gulf of Mexico resulted from the addition of the active Pool rigs and increased platform, jack-up and barge workover activity. This was partially offset by reduced drilling activity. Internationally, revenues increased due to the addition of the active Pool rigs and increased operating days for the three rigs operating in Mexico. These increases were partially offset by lower drilling revenues in Trinidad, where the company's MASE(TM) rig only operated for one month during the current quarter compared to the entire quarter during 1999.

         US land well-servicing operations improved during the current quarter due to increased activity resulting from higher oil and natural gas prices. Because this unit was acquired in November 1999, in accordance with the purchase method of accounting, its operations were not included in the previous year's comparable quarter.

         Manufacturing and logistics. This segment includes our supply vessel, top-drive manufacturing, rig instrumentation and software, and construction and transportation operations. Manufacturing and logistics revenues and operating income were $34.9 million and $8.1 million, respectively, during the current quarter, representing increases of 191% and 88%, respectively, compared with the prior year period. Increases in this segment resulted from increased top-drive sales, and a strong construction season on the North Slope of Alaska by our Alaskan joint venture construction entity. Additionally, the inclusion of the operations of Peak USA, which became a 100% owned subsidiary of Nabors in November 1999, and Sea Mar, Inc., which was acquired as part of the Pool transaction, contributed to the increase in the current quarter's revenues.

         The following table sets forth selected consolidated financial information of the company expressed as a percentage of total operating revenues excluding earnings from unconsolidated affiliates:

                                                      THREE MONTHS ENDED MARCH 31,

                                                        2000                  1999
                                                      ------                ------
Revenues                                               100.0%                100.0%
Direct costs                                            69.3%                 62.3%
                                                      ------                ------
     Gross margin                                       30.7%                 37.7%
General and administrative expenses                      9.3%                 10.9%
Depreciation and amortization                           13.3%                 14.3%
                                                      ------                ------
     Operating income                                    8.1%                 12.5%

Other expense                                           (0.8%)                (1.6%)
                                                      ------                ------

Income before income taxes and extraordinary gain        7.3%                 10.9%

Income taxes                                             4.7%                  5.1%
                                                      ------                ------

Income before extraordinary gain                         2.6%                  5.8%
Extraordinary gain                                       0.6%                   --
                                                      ------                ------
Net income                                               3.2%                  5.8%
                                                      ------                ------

         Nabors' gross margin percentage is affected by changes in the proportion of revenues derived from its various areas of operation, as contracts in the US Lower 48 typically earn a lower gross margin percentage than Alaska, international and offshore contracts. The decrease in the gross margin percentage during the current quarter was the result of a higher percentage of revenues being derived from US Lower 48 operations than in the prior year period. As a result of the addition of Pool's US land well-servicing operations, combined revenues from the company's US Lower 48 drilling and well-servicing operations totaled 54% of total revenues during the current quarter compared to 33% during the previous year's comparable quarter for US Lower 48 drilling alone. These amounts exclude earnings from unconsolidated affiliates.

         General and administrative expenses as a percentage of revenues decreased during the current quarter as compared to the previous year's quarter due to the increase in the company's revenues, as these expenses were spread over a larger revenue base.

         Interest expense increased during the current quarter due to higher average debt levels as compared to the previous year's comparable quarter. The current quarter debt outstanding includes the company's $325.0 million 6.80% Senior Unsecured Notes due April 15, 2004 that were issued in March 1999. In addition, Pool had issued its 8-5/8% notes in the aggregate principal amount of $150.0 million prior to its being acquired by Nabors. During February and March 2000, Nabors acquired a total of $96.2 million of the Pool notes, leaving $53.8 million outstanding as of March 31, 2000. In connection with these transactions, the company recognized a $1.7 million ($.01 per share) extraordinary gain resulting from the purchase of the notes at less than the amount recorded on its books.

         Other income increased during the current quarter as compared to the prior year quarter due to higher gains on sales of marketable equity securities owned by the company. We recorded realized gains on sales of equity securities totaling $3.4 million and unrealized holding gains on equity securities classified as trading totaling $1.3 million for the three month period ended March 31, 2000.

         The effective tax rate increased to 42% during the current quarter as compared to an effective tax rate of 39% in the previous year's quarter. This increase was caused by higher foreign taxes (including Canada) and the amortization of non-deductible goodwill that was recorded as part of the Pool acquisition and the acquisition of Bayard Drilling Technologies, Inc. in April 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The company generates significant cash from operations over the course of a twelve month period. It also has substantial borrowing capacity under various credit facility arrangements, and has access to public debt and equity capital markets. The company's senior unsecured debt ratings as provided by Moody's Investor Service and Standard & Poor's are "A3" and "A-", respectively.

         During the current quarter, options to acquire an aggregate of 8.6 million shares of Nabors common stock were exercised, including 7.5 million shares exercised by three senior officers of the company. The company received approximately $100.7 million in cash in payment of the exercise price for all of these options. A portion of this cash was used to repay outstanding borrowings under the company's credit facility.

         As a result of the Pool acquisition, Nabors Holding Company, the successor by merger to Pool, completed a mandatory change of control cash tender offer to purchase the Pool 8-5/8% Senior Subordinated Notes due 2008 at a redemption price of 101%. During the first quarter, a total of $96.2 million of the notes were purchased pursuant to the offer and in the open market at prices ranging from 100.5% to 101.75%. $53.8 million of the notes remained outstanding at March 31, 2000. The company used its line of credit to pay approximately $70.0 million of the notes tendered in the offer. As of February 14, 2000, the company guaranteed the obligations under the Pool notes.

         The company had working capital of $237.8 million as of March 31, 2000, representing a $42.0 million increase as compared to December 31, 1999. The increase in working capital is primarily attributable to an increase in marketable securities due to an increase in the market price of certain equity securities and an increase in accounts receivable resulting from the increase in rig activity. In addition, accrued liabilities were lower due to the payment of Pool merger expenses during the current quarter.

         The company's ratio of funded debt to funded debt plus stockholders' equity, commonly referred to as the funded debt to capital ratio, was 0.19:1 as of March 31, 2000, as compared to 0.25:1 as of December 31, 1999.

         Net cash used for operating activities totaled $8.6 million during the current quarter, compared to net cash provided by operating activities of $46.4 million during the prior year period. During the current quarter, net income was increased for non-cash items such as depreciation and deferred taxes and cash was used by changes in the company's working capital accounts. During the prior year period net income was increased for non-cash items such as depreciation and deferred taxes and cash was provided by changes in the company's working capital accounts.

         Net cash used for investing activities totaled $33.8 million during the current quarter, compared to $13.4 million during the prior year period. Cash was used primarily for capital expenditures during both the current quarter and the prior year period. During the current quarter and the prior year period, cash was provided by the disposition of long-term assets.

         Financing activities provided cash totaling $3.7 million during the current quarter compared to $250.3 during the prior year period. During the current quarter, cash was primarily provided by payment to the company of the exercise prices in connection with the exercise of options to acquire 8.6 million shares of common stock of the company, partially offset by cash used for the repurchase of approximately $96.0 million of the 8-5/8% notes. During the prior year period, cash was provided by the issuance of the 6.80% notes and cash was used to reduce short-term borrowings.

         The company's cash and cash equivalents and investments in short-term marketable securities totaled $104.1 million as of March 31, 2000. The company currently has credit facility arrangements with various banks with total availability of $231.5 million. As of March 31, 2000 remaining availability, after borrowings on the facilities and outstanding letters of credit, totaled approximately $211.4 million.

         As of March 31, 2000, the company had outstanding capital expenditure purchase commitments of approximately $76.2 million, including $40.7 million for the construction of four supply vessels. The company also had a $7.3 million deposit with the manufacturer of the vessels, that will be applied against the purchase commitment.

         The current cash equivalents, short-term investments, credit facility position, and projected cash flow generated from current operations, are expected to adequately finance the company's sustaining capital and debt service requirements for the next twelve months.

OTHER MATTERS

FORWARD-LOOKING STATEMENTS

         The statements in this document that relate to matters that are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this document, words such as "anticipate", "believe", "expect", "plan", "intend", "estimate", "project", "will", "could", "may", "predict" and similar expressions are intended to identify forward-looking statements. Future events and actual results may differ materially from the results set forth in or implied in the forward-looking statements. Factors that might cause such a difference include:

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

         o the possibility of political instability in any of the countries in which Nabors does business; and

         o        general economic conditions.

         The company's businesses depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Therefore, a sustained increase or decrease in the price of oil or natural gas, which could have a material impact on exploration, development and production activities, could also materially affect the company's financial condition, results of operations and cash flows.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         The only material pending litigation involving Nabors or one of its subsidiaries is Yuan v. Bayard Drilling Technologies, Inc. et al., which has been previously reported in Nabors' Annual Report on Form 10-K for the year ended December 31, 1999. There were no material developments in the Yuan case during the first quarter of 2000.

         Nabors and its subsidiaries are defendants or otherwise involved in a number of other lawsuits in the ordinary course of their business. In the opinion of management, Nabors' ultimate liability with respect to these pending lawsuits or the Yuan case is not expected to have a significant or material adverse effect on the Nabors' consolidated financial position, cash flows or results of operations. We are not able, however, to predict the outcome of the Yuan case or the costs to be incurred in connection with the defense and there can be no assurance that the litigation will be resolved in the company's favor.

ITEM 5.  OTHER INFORMATION

         Following the acquisition of Pool Energy Services Co. in November 1999, Nabors Holding Company, the successor by merger to Pool, made a mandatory change of control offer to holders of Pool's 8-5/8% Senior Subordinated Notes due 2008. The offer price was $1,010 per $1,000 note tendered, plus accrued interest. During the first quarter, Nabors Holding acquired a total of $96.2 million of the 8-5/8% notes in the change of control offer and in the open market. Nabors Holding also solicited the consent of the remaining holders of the 8-5/8% notes to amend the terms of the indenture governing the notes to generally conform to the covenants contained in Nabors' indenture governing the 6.8% notes, and to include a guarantee from Nabors in place of certain guarantees issued by the domestic subsidiaries of Nabors Holding. Holders of in excess of 75% of the outstanding 8-5/8% notes consented to the amendments, which took effect on February 14, 2000. At March 31, 2000 there were $53.8 million principal amount of the 8-5/8% notes outstanding.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         15.1     Awareness Letter of Independent Accountants

         27       Financial Data Schedule

         (b)      Reports on Form 8-K

         o Report on Form 8-K/A filed with the Commission on February 7, 2000, amending the Form 8-K described above to include required pro forma financial information with respect to Pool.

         o Report on Form 8-K filed with the Commission on February 23, 2000 with regard to Nabors Industries' guarantee under Nabors Holding Company's Indenture, as supplemented, with regard to the 8-5/8% Senior Subordinated Notes due 2006, and the amendments to such indenture approved by the note holders.

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

                                 NABORS INDUSTRIES, INC.



                                           /s/ Anthony G. Petrello
                                 -----------------------------------------------
                                 Anthony G. Petrello
                                 President and Chief Operating Officer



                                          /s/ Bruce P. Koch
                                 -----------------------------------------------
                                 Bruce P. Koch
                                 Vice President - Finance (principal financial
                                          and accounting officer)

Dated:  May 15, 2000

                               INDEX TO EXHIBITS


Exhibit No.         Description
-----------         -----------
   15.1             Awareness Letter of Independent Accountants

   27               Financial Data Schedule