Form 10-Q
period 2000-06-30
NABORS INDUSTRIES INC
filed 2000-08-14
CIK 798943

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


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                         COMMISSION FILE NUMBER: 1-9245

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



         The number of shares of Common Stock, par value $.10 per share, outstanding as of August 7, 2000 was 146,027,616.





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

  Item 1. Financial Statements

             Condensed Consolidated Balance Sheets as of
             June 30, 2000 and December 31, 1999.........................................2

             Condensed Consolidated Statements of
             Income for the Three Months and Six Months Ended
             June 30, 2000 and 1999......................................................3

             Condensed Consolidated Statements of
             Changes in Stockholders' Equity for the Six
             Months Ended June 30, 2000 and 1999.........................................4

             Condensed Consolidated Statements of Cash
             Flows for the Six Months Ended June 30,
             2000 and 1999...............................................................5

             Notes to Condensed Consolidated
             Financial Statements........................................................6

             Report of Independent Accountants..........................................10

  Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations..................................................................11

Part II   Other Information

  Item 1. Legal Proceedings.............................................................16

  Item 2. Changes in Securities.........................................................17

  Item 4. Submission of Matters to a Vote of Security Holders...........................17

  Item 6. Exhibits and Reports on Form 8-K..............................................18

Signatures..............................................................................19

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            JUNE 30,          DECEMBER 31,
                                                              2000                1999
                                                          -----------         -----------
ASSETS
Current assets:
   Cash and cash equivalents                              $   305,312         $    80,580
   Marketable securities                                      287,214              31,086
   Accounts receivable, net                                   230,275             205,643
   Inventory and supplies                                      22,265              25,758
   Prepaid expenses and other current assets                  112,204             118,226
                                                          -----------         -----------
     Total current assets                                     957,270             461,293

Property, plant and equipment, net                          1,696,045           1,669,466
Goodwill, net                                                 165,314             169,054
Other long-term assets                                        115,322              98,190
                                                          -----------         -----------
     Total assets                                         $ 2,933,951         $ 2,398,003
                                                          -----------         -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term obligations               $     4,093         $     3,599
   Trade accounts payable                                      66,562              80,343
   Accrued liabilities                                        122,730             160,546
   Income taxes payable                                        23,993              20,988
                                                          -----------         -----------
     Total current liabilities                                217,378             265,476

Long-term obligations                                         885,089             482,600
Other long-term liabilities                                    76,027              86,849
Deferred income taxes                                          83,632              93,004
                                                          -----------         -----------
     Total liabilities                                      1,262,126             927,929
                                                          -----------         -----------

Commitments and contingencies (Note 5)

Stockholders' equity:
   Capital stock, par value $.10 per share:
    Authorized common shares 400,000;
      issued 146,446 and 137,421                               14,645              13,742
   Capital in excess of par value                           1,103,718             958,704
   Accumulated other comprehensive income (loss)                8,269              (3,828)
   Retained earnings                                          550,010             506,273
   Less treasury stock, at cost, 589 common shares             (4,817)             (4,817)
                                                          -----------         -----------
     Total stockholders' equity                             1,671,825           1,470,074
                                                          -----------         -----------
     Total liabilities and stockholders' equity           $ 2,933,951         $ 2,398,003
                                                          -----------         -----------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                      THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,

                                                          2000           1999             2000            1999
                                                       ---------       ---------       ----------      ---------
Revenues                                               $ 291,293       $ 129,636       $ 570,409       $ 279,328
Earnings from unconsolidated affiliates                   10,175             303          20,743           3,598
                                                       ---------       ---------       ---------       ---------
  Total revenues                                         301,468         129,939         591,152         282,926
                                                       ---------       ---------       ---------       ---------

Operating expenses:
  Direct costs                                           196,806          81,295         390,268         174,595
  General and administrative expenses                     26,619          15,080          52,552          31,379
  Depreciation and amortization                           37,208          23,764          74,344          45,186
                                                       ---------       ---------       ---------       ---------
    Operating expenses                                   260,633         120,139         517,164         251,160
                                                       ---------       ---------       ---------       ---------

Operating income                                          40,835           9,800          73,988          31,766
                                                       ---------       ---------       ---------       ---------

Other income (expense):
  Interest expense                                        (7,445)        (11,237)        (16,096)        (16,642)
  Interest income                                          1,842           3,516           2,431           4,716
  Other income, net                                        6,325           3,328          12,149           5,180
                                                       ---------       ---------       ---------       ---------
    Other income (expense)                                   722          (4,393)         (1,516)         (6,746)
                                                       ---------       ---------       ---------       ---------

Income before income taxes and extraordinary gain         41,557           5,407          72,472          25,020
                                                       ---------       ---------       ---------       ---------

Income taxes:
  Current                                                  3,492           1,278           8,734           5,062
  Deferred                                                13,962             831          21,704           4,696
                                                       ---------       ---------       ---------       ---------
    Total income taxes                                    17,454           2,109          30,438           9,758
                                                       ---------       ---------       ---------       ---------

Income before extraordinary gain                          24,103           3,298          42,034          15,262
Extraordinary gain, net                                       --              --           1,703              --
                                                       ---------       ---------       ---------       ---------
Net income                                             $  24,103       $   3,298       $  43,737       $  15,262
                                                       ---------       ---------       ---------       ---------

Earnings per share:
  Basic:
    Before extraordinary gain                          $     .17       $     .03       $     .30       $     .15
    Extraordinary gain                                        --              --             .01              --
                                                       ---------       ---------       ---------       ---------
    Net income                                         $     .17       $     .03       $     .31       $     .15
                                                       ---------       ---------       ---------       ---------

  Diluted:
    Before extraordinary gain                          $     .16       $     .03       $     .28       $     .14
    Extraordinary gain                                        --              --             .01              --
                                                       ---------       ---------       ---------       ---------
    Net income                                         $     .16       $     .03       $     .29       $     .14
                                                       ---------       ---------       ---------       ---------

Weighted average number of shares outstanding:
  Basic                                                  145,643         105,476         142,459         103,139
                                                       ---------       ---------       ---------       ---------
  Diluted                                                152,745         110,890         150,798         108,553
                                                       ---------       ---------       ---------       ---------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                                  CAPITAL   ACCUMULATED
                                               CAPITAL STOCK     IN EXCESS    OTHER                                  TOTAL
                                         ---------------------    OF PAR   COMPREHENSIVE  RETAINED    TREASURY    STOCKHOLDERS'
                                          SHARES     PAR VALUE     VALUE   INCOME (LOSS)   EARNINGS     STOCK        EQUITY
                                         ---------------------------------------------------------------------------------------

Balances, December 31, 1998               101,382    $ 10,138    $  394,562   $(10,983)  $ 478,569    $    (4,817)   $   867,469
                                         ---------------------------------------------------------------------------------------
Comprehensive income:
   Net income                                                                               15,262                        15,262
   Translation adjustment                                                          732                                       732
   Unrealized gain on marketable
      securities, net                                                           15,553                                    15,553
                                         ---------------------------------------------------------------------------------------
         Total comprehensive income            --          --            --     16,285      15,262             --         31,547
                                         ---------------------------------------------------------------------------------------


Issuance of common shares in
 connection with the Bayard
 acquisition                                6,167         617        74,230                                               74,847
Issuance of common shares for stock
 options exercised                            121          12         1,171                                                1,183
Tax benefit on stock option deductions                               21,166                                               21,166
Return and retirement of common
   shares held in escrow in connection
   with the Adcor merger                      (12)         (1)            1                                                   --
Conversion of 5% Notes                          6          --           113                                                  113
                                         ---------------------------------------------------------------------------------------
      Subtotal                              6,282         628        96,681         --          --             --         97,309
                                         ---------------------------------------------------------------------------------------
Balances, June 30, 1999                   107,664    $ 10,766    $  491,243   $  5,302   $ 493,831    $    (4,817)    $  996,325
                                         ---------------------------------------------------------------------------------------



Balances, December 31, 1999               137,421    $ 13,742    $  958,704   $ (3,828)  $ 506,273    $    (4,817)    $1,470,074
                                         ---------------------------------------------------------------------------------------
Comprehensive income:
   Net income                                                                               43,737                        43,737
   Translation adjustment                                                       (1,700)                                   (1,700)
   Unrealized gain on marketable
      securities, net                                                           13,797                                    13,797
                                         ---------------------------------------------------------------------------------------
         Total comprehensive income            --          --            --     12,097      43,737             --         55,834
                                         ---------------------------------------------------------------------------------------
Issuance of common shares for
 warrants exercised                            70           7         1,636                                                1,643
Issuance of common shares for stock
 options exercised                          8,955         896       103,746                                              104,642
Tax benefit on stock option deductions                               39,632                                               39,632
                                         ---------------------------------------------------------------------------------------
      Subtotal                              9,025         903       145,014         --          --             --        145,917
                                         ---------------------------------------------------------------------------------------
Balances, June 30, 2000                   146,446    $ 14,645    $1,103,718   $  8,269   $ 550,010    $    (4,817)    $1,671,825
                                         ---------------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  SIX MONTHS ENDED JUNE 30,

                                                                   2000              1999
                                                                 ---------         ---------
Net cash provided by operating activities                        $  41,805         $  76,270
                                                                 ---------         ---------

Cash flows from investing activities:
   Purchases of marketable securities, trading                        (511)               --
   Sales of marketable securities, trading                           2,442                --
   Purchases of marketable securities, available-for-sale         (237,806)          (12,544)
   Sales of marketable securities, available-for-sale               11,544                --
   Cash received from disposition of long-term assets                2,322            12,499
   Cash paid for acquisitions of businesses, net                        --            (5,233)
   Capital expenditures                                            (98,534)          (26,795)
   Distribution from (investment in) affiliates                      2,000            (1,425)
                                                                 ---------         ---------
Net cash used for investing activities                            (318,543)          (33,498)
                                                                 ---------         ---------

Cash flows from financing activities:
   Increase in restricted cash                                        (268)           (1,430)
   Proceeds from long-term borrowings                              501,941           324,707
   Debt issuance costs                                              (7,529)           (2,319)
   Reduction of long-term borrowings                               (98,958)          (26,666)
   Decrease in short-term borrowings, net                               --           (68,780)
   Common stock transactions                                       106,284             1,183
                                                                 ---------         ---------
Net cash provided by financing activities                          501,470           226,695
                                                                 ---------         ---------

Net increase in cash and cash equivalents                          224,732           269,467

Cash and cash equivalents, beginning of period                      80,580            16,748
                                                                 ---------         ---------
Cash and cash equivalents, end of period                         $ 305,312         $ 286,215
                                                                 ---------         ---------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information

         The unaudited condensed consolidated financial statements of Nabors Industries, Inc. are prepared in conformity with generally accepted accounting principles, or GAAP. They are not a complete presentation, because all note disclosures required by GAAP are not included. You should refer to our 1999 Annual Report on Form 10-K for additional note disclosures.

         In our management's opinion, the condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the company as of June 30, 2000, and the results of its operations, its changes in stockholders' equity and its cash flows for the six month periods ended June 30, 2000 and 1999 in accordance with GAAP. Interim results for the six months ended June 30, 2000 may not be indicative of results that will be realized for the full year ending December 31, 2000.

Earnings Per Share

         Basic earnings per share for all periods presented equals net income divided by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock held in treasury. Diluted earnings per share equals net income divided by the sum of: (1) the weighted average number of shares of common stock outstanding used for the basic computation and (2) the net effect of dilutive stock options and warrants. As of June 30, 2000, 8.9 million shares of common stock associated with the issuance of the zero coupon convertible senior debentures are excluded from the diluted earnings per share calculation due to their anti-dilutive effect.

NOTE 2  ACQUISITIONS

         During November 1999, we completed our acquisition of Pool Energy Services Co. Each of the approximately 19.2 million shares of Pool not owned by the company prior to the merger were exchanged for 1.025 shares of our common stock (approximately 19.7 million shares). During April 1999, we completed our acquisition of Bayard Drilling Technologies, Inc. Each of the approximately 18.3 million shares of Bayard common stock were exchanged for .3375 shares of our common stock and $.30 per share in cash (approximately 6.2 million shares and $5.5 million in cash in the aggregate).

         We accounted for the Pool and Bayard acquisitions using the purchase method of accounting. Accordingly, Pool's and Bayard's results of operations each have been included in our consolidated financial statements commencing on the applicable effective date of the acquisition.

         The following unaudited pro forma summary financial information presents our consolidated results of operations as if the acquisitions of Pool and Bayard had occurred at the beginning of the period presented, after including the impact of certain adjustments including: (1) the elimination of nonrecurring merger-related costs, (2) reduced depreciation expense reflecting the reduction in value assigned to property, plant and equipment, (3) increased amortization of goodwill, (4) reduced interest expense associated primarily with the elimination of certain financing costs and (5) the related income tax effects of these adjustments.

                                         SIX MONTHS ENDED
                                          JUNE 30, 1999
                                 --------------------------------

                                  AS REPORTED         PRO FORMA
                                 -------------      -------------
Revenues                         $     282,926      $     453,080
                                 -------------      -------------

Net income                       $      15,262      $       7,067
                                 -------------      -------------

Net income per diluted share     $         .14      $         .05
                                 -------------      -------------

Weighted average number of
  diluted shares outstanding           108,553            129,861
                                 -------------      -------------

         The pro forma financial information does not purport to indicate: (1) what the combined results of operations would have been had the acquisitions occurred at the beginning of the period presented or (2) the results of operations that may be obtained in the future. Additionally, the pro forma financial information does not reflect any anticipated cost savings resulting from the integration of Nabors', Pool's and Bayard's operations.

NOTE 3  LONG-TERM OBLIGATIONS

         During June 2000, we completed a private placement of zero coupon convertible senior debentures due 2020. The aggregate principal amount of the debentures at maturity will be $825 million. The debentures were issued at a discount with net proceeds to Nabors, after expenses, totaling approximately $494 million. The yield to maturity of the debentures is 2.5% compounded semi-annually with no periodic cash payments of interest. At the holder's option, the debentures can be converted at anytime, prior to maturity or their earlier redemption, into Nabors common stock at a conversion rate of 10.738 shares per $1,000 principal amount at maturity. Instead of delivering shares of common stock upon conversion of any debentures, we may elect to pay the holder cash for all or a portion of the debentures. The debentures can be put to us on June 20, 2003, June 20, 2008 and June 20, 2013 for a purchase price equal to the issue price plus accrued original issue discount to the date of repurchase. We may elect to pay all or a portion of the purchase price in common stock instead of cash. We cannot redeem the debentures before June 20, 2003. On and after June 20, 2003, we may redeem all or a portion of the debentures for cash at anytime at their accreted value. The proceeds from the issuance of the debentures will be used for general corporate purposes, including but not limited to, working capital, investment in subsidiaries and possible future business acquisitions. As of June 30, 2000, the proceeds are recorded in cash and marketable securities on our balance sheet.

         Nabors Holding Company, the successor by merger to Pool, completed a mandatory change of control cash tender offer to purchase the Pool 8-5/8% Senior Subordinated Notes due 2008 at a redemption price of 101% in February 2000. In addition, during the quarter ended March 31, 2000, Nabors Holding purchased additional notes in the open market at prices ranging from 100.5% to 101.75%. A total of $96.2 million of the Pool notes were acquired as a result of these transactions leaving $53.8 million outstanding as of June 30, 2000. We recognized a $1.7 million ($.01 per share) extraordinary gain during the first quarter resulting from the repurchase of the notes at less than the amount recorded on our books. As of February 14, 2000, Nabors guaranteed the obligations under the notes.

NOTE 4  CAPITAL STOCK

         During the six months ended June 30, 2000, various employees and directors exercised options to acquire 9.0 million shares of Nabors common stock at prices ranging from $1.07 to $31.04 per share. This amount includes 7.5 million shares of common stock exercised by three senior officers of the company in March 2000. Our proceeds from these option exercises totaled $104.6 million. Additionally, various holders exercised Bayard warrants to purchase .07 million shares of Nabors common stock at prices ranging from $22.81 to $28.74 per share. We received proceeds totaling $1.6 million from these warrant exercises.

         At the June 6, 2000 annual meeting of stockholders of Nabors Industries, Inc., the stockholders approved an increase in Nabors' authorized common stock from 200 million to 400 million shares.

NOTE 5  COMMITMENTS AND CONTINGENCIES

Capital Expenditures

         As of June 30, 2000, we had outstanding capital expenditure purchase commitments of approximately $52.0 million, including $19.8 million for the construction of two supply vessels. We also had a $3.7 million deposit with the manufacturer of the vessels, that will be applied against the purchase commitment.

Contingencies

         The only material pending litigation involving Nabors or one of its subsidiaries is Yuan v. Bayard Drilling Technologies, Inc. et al., which has been previously reported in Nabors' Annual Report on Form 10-K for the year ended December 31, 1999. There were no material developments in the Yuan case during the first six months of 2000.

         Nabors and its subsidiaries are defendants or otherwise involved in a number of other lawsuits in the ordinary course of their business. In the opinion of management, Nabors' ultimate liability with respect to these pending lawsuits or the Yuan case is not expected to have a significant or material adverse effect on Nabors' consolidated financial position, cash flows or results of operations. We are not able, however, to predict the outcome of the Yuan case or any other case or the costs to be incurred in connection with the defense and there can be no assurance that the litigation will be resolved in the company's favor.

NOTE 6  SUPPLEMENTAL INCOME STATEMENT INFORMATION

         We recorded realized gains on sales of equity securities totaling $8.3 million and unrealized holding gains on equity securities classified as trading totaling $1.6 million for the six month period ended June 30, 2000. During the six month period ended June 30, 1999, we recorded unrealized holding gains on equity securities classified as trading, totaling $2.6 million.

NOTE 7  SEGMENT INFORMATION

         The following table sets forth financial information with respect to our operating segments:

                                            THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,

                                              2000             1999              2000            1999
                                            ---------        ---------        ---------        ---------
                                                                    (IN THOUSANDS)
Revenues:
   Contract drilling (1)                    $ 280,766        $ 124,100        $ 547,656        $ 267,160
   Manufacturing and logistics (2)             35,157            7,662           70,088           19,686
   Other (3)                                  (14,455)          (1,823)         (26,592)          (3,920)
                                            ---------        ---------        ---------        ---------
      Total revenues                        $ 301,468        $ 129,939        $ 591,152        $ 282,926
                                            ---------        ---------        ---------        ---------

Operating income (loss):
   Contract drilling (1)                    $  40,291        $  14,494        $  72,055        $  35,778
   Manufacturing and logistics (2)              7,521             (476)          15,618            3,839
   Other (4)                                   (6,977)          (4,218)         (13,685)          (7,851)
                                            ---------        ---------        ---------        ---------
      Total operating income                $  40,835        $   9,800        $  73,988        $  31,766
   Interest expense                            (7,445)         (11,237)         (16,096)         (16,642)
   Interest income                              1,842            3,516            2,431            4,716
   Other income, net                            6,325            3,328           12,149            5,180
                                            ---------        ---------        ---------        ---------
       Income before income taxes and
         extraordinary gain                 $  41,557        $   5,407        $  72,472        $  25,020
                                            ---------        ---------        ---------        ---------


                                                                               JUNE 30,       DECEMBER 31,
                                                                                 2000             1999
                                                                              ----------       ----------
Total assets:
   Contract drilling (5)                                                      $1,944,600       $1,920,129
   Manufacturing and logistics (6)                                               318,589          286,501
   Other (4)                                                                     670,762          191,373
                                                                              ----------       ----------
      Total assets                                                            $2,933,951       $2,398,003
                                                                              ----------       ----------

(1) Includes earnings from unconsolidated affiliates, accounted for by the equity method of $4.30 million, $.39 million, $7.80 million and $.40 million for the three months ended June 30, 2000, June 30, 1999 and the six months ended June 30, 2000 and June 30, 1999, respectively.
(2) Includes earnings (losses) from unconsolidated affiliates, accounted for by the equity method of $5.90 million, $(.09) million, $12.90 million and $3.20 million for the three months ended June 30, 2000, June 30, 1999 and the six months ended June 30, 2000 and June 30, 1999, respectively.
(3)  Elimination of inter-segment manufacturing and logistics sales.
(4) Includes the elimination of inter-segment transactions and unallocated corporate expenses and assets.
(5) Includes $35.3 million and $33.2 million of investments in unconsolidated affiliates, accounted for by the equity method, at June 30, 2000 and December 31, 1999, respectively.
(6) Includes $27.4 million and $20.9 million of investments in unconsolidated affiliates, accounted for by the equity method, at June 30, 2000 and December 31, 1999, respectively.

                        Report of Independent Accountants


To the Stockholders and Board of Directors of Nabors Industries, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Nabors Industries, Inc. and Subsidiaries as of June 30, 2000, and the related condensed consolidated statements of income and changes in stockholders' equity and cash flows for the six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of income, changes in stockholders' equity and of cash flows for the year then ended (not presented herein), and in our report dated February 9, 2000 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2000, is fairly stated in all material respects in relationship to the consolidated balance sheet from which it has been derived.



                                                PricewaterhouseCoopers LLP

Houston, Texas
July 24, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999

         Revenues for the second quarter of fiscal year 2000 totaled $301.5 million, representing an increase of $171.5 million, or 132%, as compared to the prior year period. Current quarter operating income and net income totaled $40.8 million and $24.1 million ($.16 per diluted share), respectively, representing increases of 317% and 631% compared to the prior year period. Revenues for the first six months of fiscal year 2000 totaled $591.2 million, representing an increase of $308.2, or 109%, compared to the prior year period. Operating income and net income totaled $74.0 and $43.7 ($.29 per diluted share), respectively, representing increases of 133% and 187% compared to the prior year period. The results for the current quarter and first six months of 2000 include the operating results of Pool, which was acquired on November 24, 1999.

         Our operating results increased due to continued improvement in essentially all of our business units and the addition of the Pool operations acquired in November 1999. The Pool acquisition was accounted for using the purchase method of accounting and, accordingly, Pool's results of operations have been included in our financial statements commencing on the effective date of the acquisition. Therefore, Pool's operating results were not included in the prior year period results. The improvement in our business units performance reflects a continuation of a positive trend that began in the third quarter of 1999 in response to higher average oil and natural gas prices. Natural gas prices, which averaged $1.94 per mcf during the first six months of 1999, have increased steadily during the past year and averaged $3.05 per mcf during the first six months of 2000. Oil prices have increased by an even greater percentage during this period with average prices totaling $28.93 per barrel during the first six months of 2000, up from $15.45 per barrel during the first six months of 1999. The increase in oil and natural gas prices has resulted in increased capital spending by our customers for services provided by Nabors. This increased spending has been especially evident in Canada, the US Lower 48 and the Gulf of Mexico for natural gas-related drilling and workover activities. The increase in North American land drilling activity is illustrated by the increase in the total US active land rig count which averaged 663 working rigs during the six months ended June 30, 2000 compared to 418 working rigs during the six months ended June 30, 1999.

         Looking forward, we anticipate continued improvement in all areas of our operations. Our optimistic outlook is based on the positive supply and demand fundamentals for oil and natural gas that are currently in place and expected to continue for the next several quarters. Our operations that perform natural gas drilling and workover services should continue to benefit first followed by those operations that drill for oil. As a result, in the near term, we expect the significant, recent increases in utilization and dayrates in our US Lower 48 drilling operations and our Gulf of Mexico offshore workover operations to continue. In Canada, we expect our results to improve as the seasonal spring break-up ends. Our offshore transportation business is expected to improve, with two new boats entering the market and additional price improvement among the older boats. We expect more moderate but steady increases in our drilling operations in Alaska, international land, offshore, and in our US Lower 48 well-servicing operations. Our Alaska construction and logistics joint venture's operations will be down significantly for the remainder of the year as the recent high level of infrastructure construction for new drilling programs in the North Slope of Alaska winds down.

         The following tables set forth certain financial information with respect to our operating segments and rig activity and certain industry data:

                                         THREE MONTHS ENDED JUNE 30,                     SIX MONTHS ENDED JUNE 30,

                                                               INCREASE                                       INCREASE
                                    2000        1999          (DECREASE)           2000        1999          (DECREASE)
                                ---------   ---------    -----------------      --------    --------    -----------------
                                                             (IN THOUSANDS, EXCEPT PERCENTAGES)
Revenues:
   Contract drilling (1)        $ 280,766   $ 124,100    $   156,666   126%     $547,656    $267,160    $  280,496    105%
   Manufacturing and
     logistics (2)                 35,157       7,662         27,495   359%       70,088      19,686        50,402    256%
   Other (3)                      (14,455)     (1,823)       (12,632)  693%      (26,592)     (3,920)      (22,672)   578%
                                ---------   ---------    -----------            --------    --------    ----------
      Total revenues            $ 301,468   $ 129,939    $   171,529   132%     $591,152    $282,926    $  308,226    109%
                                ---------   ---------    -----------            --------    --------    ----------

Operating income (loss):
   Contract drilling (1)        $  40,291   $  14,494    $    25,797   178%     $ 72,055    $ 35,778    $   36,277    101%
   Manufacturing and
     logistics (2)                  7,521        (476)         7,997   N/M        15,618       3,839        11,779    307%
   Other (4)                       (6,977)     (4,218)        (2,759)   65%      (13,685)     (7,851)       (5,834)    74%
                                ---------   ---------    -----------            --------    --------    ----------
      Total operating income    $  40,835   $   9,800    $    31,035   317%     $ 73,988    $ 31,766    $   42,222    133%
                                ---------   ---------    -----------            --------    --------    ----------

(1) Includes earnings from unconsolidated affiliates, accounted for by the equity method of $4.30 million, $.39 million, $7.80 million and $.40 million for the three months ended June 30, 2000, June 30, 1999 and the six months ended June 30, 2000 and June 30, 1999, respectively.
(2) Includes earnings (losses) from unconsolidated affiliates, accounted for by the equity method of $5.90 million, $(.09) million, $12.90 million and $3.20 million for the three months ended June 30, 2000, June 30, 1999 and the six months ended June 30, 2000 and June 30, 1999, respectively.
(3)  Elimination of inter-segment manufacturing and logistics sales.
(4) Includes the elimination of inter-segment transactions and unallocated corporate expenses.


                                      THREE MONTHS ENDED JUNE 30,                    SIX MONTHS ENDED JUNE 30,

                                                         (IN THOUSANDS, EXCEPT PERCENTAGES)
                                2000         1999            INCREASE           2000         1999           INCREASE
                              ----------   ----------   ------------------   ----------   ----------   -----------------
 Rig activity (1):
    Rig years (2)                227.3        121.0         106.3     88%       226.9        127.4          99.5    78%
    Rig utilization                42%          24%           18%     75%         42%          28%           14%    50%

(1) Excludes labor contracts, land well-servicing rigs and rigs owned by joint ventures.
(2) Rig years represents a measure of the number of equivalent rigs operating during a given period. For example, one rig operating 182.5 days during a 365-day period represents 0.5 rig years.

                                      THREE MONTHS ENDED JUNE 30,                    SIX MONTHS ENDED JUNE 30,

                                2000         1999           INCREASE           2000         1999           INCREASE
                              ----------   ----------   ------------------   ----------   ----------   -----------------
 Industry data:
    Average West Texas
       intermediate
       crude oil spot
       price ($/bbl) (1)        $28.95       $17.66       $11.29     64%       $28.93       $15.45        $13.48    87%
    Average US natural gas
       spot price ($/mcf) (1)    $3.55        $2.14        $1.41     66%        $3.05        $1.94         $1.11    57%
    Average US land rig
       count (2)                   694          405          289     71%          663          418           245    59%
    Average International
       land rig count (2)          453          405           48     12%          435          411            24     6%

(1)  Source:  Bloomberg
(2)  Source:  Baker Hughes

         Contract drilling. This segment includes our drilling, workover and well-servicing operations, on land and offshore. Second quarter 2000 revenues for the contract drilling segment totaled $280.8 million and operating income totaled $40.3 million, representing increases of 126% and 178%, respectively, compared to the prior year quarter. Equivalent rig years (excluding labor contracts, land well-servicing rigs and rigs owned by joint ventures) increased to 227.3 years during the second quarter of 2000 from an average of 121.0 years during the prior year quarter. For the six months ended June 30, 2000, contract drilling revenues totaled $547.7 million and operating income totaled $72.1 million, representing increases of 105% and 101%, respectively, compared to the prior year period. Equivalent rig years increased to 226.9 years from an average of 127.4 years during the prior year period. Most of our contract drilling operations recorded higher revenues as compared to the prior year periods as a result of increased drilling and workover activity due to higher oil and natural gas prices and the addition of the Pool rigs.

         Alaskan revenues increased during the current quarter and year-to-date due to higher equivalent rig years resulting from the addition of working Pool rigs.

         Canadian revenues were higher during the current quarter due to higher equivalent rig years, and year-to-date due to higher equivalent rig years and dayrates associated with continued strong demand for natural gas drilling services throughout the Canadian market.

         US Lower 48 drilling revenues increased significantly during the current quarter and year-to-date as a result of increased demand for drilling services. The continued strength of the North American natural gas market has resulted in a significant increase in equivalent rig years and a more modest increase in dayrates.

         International revenues increased during the current quarter and year-to-date due to the addition of Pool operations in South America and the Middle East, and rigs working in Colombia, Kenya and Qatar under new contracts. This was partially offset by decreased revenues due to lower activity in certain areas, such as Venezuela, Bolivia, Kazakhstan and the United Arab Emirates. Additionally, effective January 1, 2000, our Saudi Arabia rigs began operating as part of Pool Arabia, Ltd., Nabors' 51% owned joint venture. The joint venture is accounted for using the equity method of accounting.

         Offshore revenues increased during the current quarter and year-to-date both in the Gulf of Mexico and internationally. The increase in revenues in the Gulf of Mexico resulted from the addition of the active Pool rigs and increased platform, jack-up and barge workover activity. This increase was partially offset by reduced drilling activity. Internationally, revenues increased due to the addition of the active Pool rigs. These increases were partially offset by lower drilling revenues in Trinidad due to the expiration of a contract during the first quarter. This contract was subsequently renewed at the end of the second quarter.

         US land well-servicing operations improved during the current quarter and year-to-date due to increased activity and rates per hour resulting from higher oil and natural gas prices. Because this unit was acquired in November 1999, its operations were not included in the comparable prior year period.

         Manufacturing and logistics. This segment includes our supply vessel, top-drive manufacturing, rig instrumentation and software, and construction and transportation operations. Manufacturing and logistics revenues were $35.2 million during the current quarter, representing an increase of 359% compared with the prior year quarter. Operating income increased to $7.5 million compared to an operating loss of $.5 million in the prior year quarter. For the six months ended June 30, 2000, manufacturing and logistics revenues totaled $70.1 million and operating income totaled $15.6 million, representing increases of 256% and 307%, respectively, compared to the prior year period. Increases in this segment resulted from increased top-drive sales, and a strong construction season on the North Slope of Alaska by our joint venture construction entity. Additionally, the inclusion of our US Lower 48 trucking operations which became 100% owned by Nabors in November 1999, and our supply vessel operation acquired as part of the Pool transaction, contributed to the increase.

         The following table sets forth selected consolidated financial information of the company expressed as a percentage of total operating revenues, excluding earnings from unconsolidated affiliates:


                                                 THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,

                                                     2000            1999               2000            1999
                                                 -------------    ------------       ------------    ------------
         Revenues                                      100.0%          100.0%             100.0%          100.0%

         Direct costs                                   67.6%           62.7%              68.4%           62.5%
                                                 -------------    ------------       ------------    ------------
             Gross margin                               32.4%           37.3%              31.6%           37.5%
         General and administrative expenses             9.0%           11.7%               9.3%           11.2%
         Depreciation and amortization                  12.8%           18.3%              13.0%           16.2%
                                                 -------------    ------------       ------------    ------------

             Operating income                           10.6%            7.3%               9.3%           10.1%

         Other income (expense)                          0.2%           (3.4%)              (.3%)          (2.4%)
                                                 -------------    ------------       ------------    ------------

         Income before income taxes                     10.8%            3.9%               9.0%            7.7%

         Income taxes                                    6.0%            1.6%               5.3%            3.5%
                                                 -------------    ------------       ------------    ------------

         Income before extraordinary gain                4.8%            2.3%               3.7%            4.2%
         Extraordinary gain                                -               -                0.3%              -
                                                 -------------    ------------       ------------    ------------
         Net income                                      4.8%            2.3%               4.0%             4.2%
                                                 -------------    ------------       ------------    ------------

         Generally, Nabors' gross margin percentage is affected by changes in the mix of revenues derived from its various areas of operations. For example, contracts in the US Lower 48 typically earn a lower gross margin percentage than Alaska, international and offshore contracts. The gross margin percentage decreased in the second quarter and the six month period ended June 30, 2000 due to a higher percentage of revenues being generated from US Lower 48 operations than in the comparable prior year periods. As a result of the addition of Pool's US land well-servicing operations and the increase in activity in the US Lower 48 drilling operations, combined revenues from the US Lower 48 drilling and well-servicing operations, as a percentage of total revenues, equaled 54% in the current quarter and 53% year-to-date compared to 39% and 35%, respectively, in the comparable prior periods for the US Lower 48 drilling alone.

         General and administrative expenses and depreciation expense as a percentage of revenues decreased during the second quarter and six months ended June 30, 2000 due to the increase in our revenues, as these expenses were spread over a larger revenue base.

         Interest expense decreased during the current quarter due to lower average debt levels and lower interest rate debt, and year-to-date due to lower interest rate debt. Interest income decreased during the current quarter and year-to-date due to lower average cash balances.

         Other income increased during the current quarter and year-to-date due to higher gains on sales of marketable equity securities owned by Nabors. We recorded realized gains on sales of equity securities totaling $4.9 million and unrealized holding gains on equity securities classified as trading totaling $.25 million during the second quarter. For the first six months ended June 30, 2000, we recorded realized gains on sales of equity securities totaling $8.3 million and unrealized holding gains on equity securities classified as trading totaling $1.6 million.

         The effective tax rate increased to 42% during the current quarter and year-to-date as compared to an effective tax rate of 39% in the comparable prior year periods. This increase was caused by higher foreign taxes (including Canada) and the amortization of non-deductible goodwill that was recorded as part of the Pool acquisition and the acquisition of Bayard Drilling Technologies, Inc. in April 1999.

LIQUIDITY AND CAPITAL RESOURCES

         We generate significant cash from operations over the course of a twelve-month period. We also have substantial borrowing capacity under various credit facility arrangements, and have access to public debt and equity capital markets. Our senior unsecured debt ratings as provided by Moody's Investor Service and Standard & Poor's are "A3" and "A-", respectively.

         During June 2000, we completed a private placement of zero coupon convertible senior debentures due 2020. The aggregate principal amount of the debentures at maturity will be $825 million. The debentures were issued at a discount with net proceeds to Nabors, after expenses, totaling approximately $494 million. The yield to maturity of the debentures is 2.5% compounded semi-annually with no periodic cash payments of interest. At the holder's option, the debentures can be converted at anytime, prior to maturity or their earlier redemption, into Nabors common stock at a conversion rate of 10.738 shares per $1,000 principal amount at maturity. In lieu of delivering shares of common stock upon conversion of any debentures, we may elect to pay the holder cash for all or a portion of the debentures. The debentures can be put to us on June 20, 2003, June 20, 2008 and June 20, 2013 for a purchase price equal to the issue price plus accrued original issue discount to the date of repurchase. We may elect to pay all or a portion of the purchase price in common stock instead of cash. We cannot redeem the debentures before June 20, 2003. On and after June 20, 2003, we may redeem all or a portion of the debentures for cash at anytime at their accreted value. The proceeds from the issuance of the debentures will be used for general corporate purposes, including but not limited to, working capital, investment in subsidiaries and possible future business acquisitions. As of June 30, 2000, the proceeds are recorded in cash and marketable securities on the balance sheet.

         During the six months ended June 30, 2000, various employees and directors exercised options to acquire 9.0 million shares of Nabors common stock at prices ranging from $1.07 to $31.04 per share. This amount includes 7.5 million shares of common stock exercised by three senior officers of the company in March 2000. Our proceeds from these option exercises totaled $104.6 million. Additionally, various holders exercised Bayard warrants to purchase .07 million shares of Nabors common stock at prices ranging from $22.81 to $28.74 per share. We received proceeds totaling $1.6 million from these warrant exercises.

         As a result of the Pool acquisition, Nabors Holding Company, the successor by merger to Pool, completed a mandatory change of control cash tender offer to purchase the Pool 8-5/8% Senior Subordinated Notes due 2008 at a redemption price of 101%. During the first quarter, a total of $96.2 million of the notes were purchased pursuant to the offer and in the open market at prices ranging from 100.5% to 101.75%. As of June 30, 2000, $53.8 million of the notes remained outstanding. As of February 14, 2000, we guaranteed the obligations under the Pool notes.

         We had working capital of $739.9 million as of June 30, 2000, representing a $544.1 million increase as compared to December 31, 1999. The increase in working capital is primarily attributable to our receipt of proceeds from the issuance of the zero coupon debentures as well as an increase in accounts receivable resulting from the increase in rig activity. In addition, accrued liabilities were lower due to the payment of Pool merger expenses during the first quarter.

         Our ratio of funded debt to funded debt plus stockholders' equity, commonly referred to as the funded debt to capital ratio, was 0.35:1 as of June 30, 2000, as compared to 0.25:1 as of December 31, 1999. This increase is primarily due to the issuance of the zero coupon debentures.

         Net cash provided by operating activities totaled $41.8 million during the six months ended June 30, 2000, compared to $76.3 million during the prior year period. During the six month period, net income was increased for non-cash items such as depreciation and deferred taxes and decreased for equity in earnings from affiliates. Cash was used by changes in the company's working capital accounts. During the prior year period, net income was increased for non-cash items such as depreciation and deferred taxes and cash was provided by changes in the company's working capital accounts.

         Net cash used for investing activities totaled $318.5 million during the current six month period, compared to $33.5 million during the prior year period. We used cash primarily for purchases of commercial paper during the current period and for capital expenditures during both the current period and the prior year period. The sale of equity securities during the current period and the disposition of long-term assets during both the current period and the prior year period provided our cash.

         Financing activities provided cash totaling $501.5 million during the current six month period compared to $226.7 during the prior year period. During the current period, cash was primarily provided by our issuance of the zero coupon convertible senior debentures during June 2000 and payment of the exercise prices in connection with the exercise of options to acquire 9.0 million shares of common stock, partially offset by cash used for the repurchase of approximately $96.0 million of the 8-5/8% notes. During the prior year period, cash was provided by the issuance of our 6.80% notes and cash was used to reduce long-term and short-term borrowings.

         Our cash and cash equivalents and investments in short-term marketable securities totaled $592.5 million as of June 30, 2000. We currently have credit facility arrangements with various banks with total availability of $231.5 million. As of June 30, 2000 remaining availability, after borrowings on the facilities and outstanding letters of credit, totaled approximately $207.6 million.

         As of June 30, 2000, we had outstanding capital expenditure purchase commitments of approximately $52.0 million, including $19.8 million for the construction of two supply vessels. We also had a $3.7 million deposit with the manufacturer of the vessels, that will be applied against the purchase commitment.

         The current cash equivalents, short-term investments, credit facility position, and projected cash flow generated from current operations are expected to adequately finance our sustaining capital and debt service requirements for the next twelve months.

OTHER MATTERS

FORWARD-LOOKING STATEMENTS

         The statements in this document that relate to matters that are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this document, words such as "anticipate", "believe", "expect", "plan", "intend", "estimate", "project", "will", "should" "could", "may", "predict" and similar expressions are intended to identify forward-looking statements. Future events and actual results may differ materially from the results set forth in or implied in the forward-looking statements. Factors that might cause such a difference include:

    o fluctuations in worldwide prices of oil and natural gas and demand for oil and natural gas;
    o fluctuations in levels of oil and gas exploration and development activities;
    o    fluctuations in the demand for contract drilling and workover services;
    o the existence of competitors, technological changes and developments in the industry;
    o the existence of operating risks inherent in the contract drilling industry;
    o    the existence of regulatory uncertainties;
    o the possibility of political instability in any of the countries in which we do business; and
    o    general economic conditions.

         Our businesses depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Therefore, a sustained increase or decrease in the price of oil or natural gas, which could have a material impact on exploration, development and production activities, could also materially affect the company's financial condition, results of operations and cash flows.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The only material pending litigation involving Nabors or one of its subsidiaries is Yuan v. Bayard Drilling Technologies, Inc. et al., which has been previously reported in Nabors' Annual Report on Form 10-K for the year ended December 31, 1999. There were no material developments in the Yuan case during the first six months of 2000.

         Nabors and its subsidiaries are defendants or otherwise involved in a number of other lawsuits in the ordinary course of their business. In the opinion of management, Nabors' ultimate liability with respect to these pending lawsuits or the Yuan case is not expected to have a significant or material adverse effect on the Nabors' consolidated financial position, cash flows or results of operations. We are not able, however, to predict the outcome of the Yuan case or any other case or the costs to be incurred in connection with the defense and there can be no assurance that the litigation will be resolved in the company's favor.

ITEM 2.  CHANGES IN SECURITIES

         At the June 6, 2000 annual meeting of stockholders of Nabors Industries, Inc., the stockholders approved an increase in Nabors' authorized common stock from 200 million to 400 million shares. On June 7, 2000, Nabors filed an amendment to its restated certificate of incorporation reflecting the increase in common stock. A copy of the amendment is filed as an exhibit to Nabors' current report on Form 8-K filed with the Commission on June 22, 2000, and is incorporated in this report by reference.

         On June 20, 2000, Nabors issued $825 million principal amount at maturity of Zero Coupon Convertible Senior Debentures due 2020 pursuant to an Indenture entered into with Bank One, N.A., as trustee. The debentures were issued in a private placement pursuant to Rule 144A under the Securities Act of 1933, as amended, to an initial purchaser who immediately sold them to qualified institutional buyers, as defined in Rule 144A. The issue price was $608.41 for each $1,000.00 in face value, which provided net proceeds to Nabors of approximately $494 million. The initial purchaser received an aggregate commission of $7.5 million in the offering.

         The issue price represents a yield-to-maturity of 2.5%. The conversion provision is at a fixed ratio of 10.738 shares per $1,000.00 face value, subject to adjustment in certain circumstances. The debentures can be put to us on the third, eighth and thirteenth anniversaries of the issue date at the issue price plus the accrued original issue discount, and can be paid in cash or stock at Nabors' option. The bonds are callable by Nabors any time after the third anniversary of the issue at the issue price plus accrued original issue discount. Nabors has agreed to register for resale the debentures and the common stock issuable upon conversion or repurchase of the debentures, pursuant to a Registration Rights Agreement dated as of June 15, 2000 between Nabors Industries, Inc. and the initial purchaser of the debentures.

         Copies of the Indenture and Registration Rights Agreement are filed as exhibits to Nabors' current report on Form 8-K filed with the Commission on June 22, 2000 and are incorporated in this report by reference. This discussion is not, and is not to be deemed, an offer to sell the Zero Coupon Convertible Senior Debentures or the common stock underlying such securities to any party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the 2000 Annual Meeting of Shareholders held on June 6, 2000, 123,597,233 shares were present in person or by proxy, constituting 84.9% of the outstanding common stock of Nabors entitled to vote. The matters voted upon at the annual meeting were:

         Election of Directors: The stockholders elected two Class III directors to the Board of Directors of Nabors to serve for a three-year term, until 2003:

         Eugene M. Isenberg
         Votes cast in favor:               122,599,286
         Votes withheld:                        997,947

         Jack Wexler
         Votes cast in favor:               122,599,185
         Votes withheld:                        998,048

Class I Directors, James L. Payne, Hans W. Schmidt and Richard A. Stratton, continued in office with terms expiring in 2001. Class II Directors, Anthony G. Petrello, Myron M. Sheinfeld and Martin J. Whitman, continued in office with terms expiring in 2002.

         Amendment of Certificate of Incorporation to Increase Authorized
Shares: The stockholders approved an amendment to the Restated Certificate of Incorporation of Nabors to increase the number of shares of common stock from 200 million to 400 million shares:

         Votes cast in favor:               118,865,624
         Votes cast against:                  4,602,230
         Abstentions:                           129,379

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         15.1     Awareness Letter of Independent Accountants

         27       Financial Data Schedule

         (b)      Reports on Form 8-K

         o Report on Form 8-K filed with the Commission on June 22, 2000, with respect to (1) an increase in Nabors' authorized common stock from 200 million to 400 million shares and (2) the issuance by Nabors of $825 million principal amount at maturity of zero coupon convertible senior debentures due 2020.

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

                                  NABORS INDUSTRIES, INC.



                                           /s/ Anthony G. Petrello
                                  ----------------------------------------------
                                  Anthony G. Petrello
                                  President and Chief Operating Officer



                                             /s/ Bruce P. Koch
                                  ----------------------------------------------
                                  Bruce P. Koch
                                  Vice President - Finance (principal financial
                                                    and accounting officer)

Dated:  August 14, 2000

                               INDEX TO EXHIBITS


         15.1     Awareness Letter of Independent Accountants

         27       Financial Data Schedule