Form 10-Q
period 2000-09-30
NABORS INDUSTRIES INC
filed 2000-11-14
CIK 798943

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


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                         COMMISSION FILE NUMBER: 1-9245

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

Yes   X     No
    ------     -----



         The number of shares of Common Stock, par value $.10 per share, outstanding as of November 1, 2000 was 146,937,651.





================================================================================

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES


                                      INDEX
                                      -----


                                                                                     PAGE NO.
Part I   Financial Information                                                       --------
  Item 1. Financial Statements

          Condensed Consolidated Balance Sheets as of
           September 30, 2000 and December 31, 1999......................................2

          Condensed Consolidated Statements of
           Income for the Three Months and Nine Months Ended
           September 30, 2000 and 1999...................................................3

          Condensed Consolidated Statements of
           Changes in Stockholders' Equity for the Nine
           Months Ended September 30, 2000 and 1999......................................4

          Condensed Consolidated Statements of Cash
           Flows for the Nine Months Ended September 30,
           2000 and 1999.................................................................5

          Notes to Condensed Consolidated
           Financial Statements..........................................................6

          Report of Independent Accountants.............................................10

  Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations...................................................................11

Part II   Other Information

  Item 1. Legal Proceedings.............................................................16

  Item 5. Other Information.............................................................17

  Item 6. Exhibits and Reports on Form 8-K..............................................17

Signatures..............................................................................18

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              SEPTEMBER 30,          DECEMBER 31,
                                                                  2000                   1999
                                                            ----------------       ----------------
ASSETS
Current assets:
   Cash and cash equivalents                                $        256,541      $         80,580
   Marketable securities                                             329,140                31,086
   Accounts receivable, net                                          292,626               205,643
   Inventory and supplies                                             21,432                25,758
   Prepaid expenses and other current assets                         111,225               118,226
                                                            ----------------      ----------------
    Total current assets                                           1,010,964               461,293

Property, plant and equipment, net                                 1,717,947             1,669,466
Goodwill, net                                                        164,085               169,054
Other long-term assets                                               120,747                98,190
                                                            ----------------      ----------------
    Total assets                                            $      3,013,743      $      2,398,003
                                                            ----------------      ----------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term obligations                 $          3,774      $          3,599
   Trade accounts payable                                             82,049                80,343
   Accrued liabilities                                               131,043               160,546
   Income taxes payable                                               24,418                20,988
                                                            ----------------      ----------------
    Total current liabilities                                        241,284               265,476

Long-term obligations                                                878,628               482,600
Other long-term liabilities                                           76,423                86,849
Deferred income taxes                                                 83,647                93,004
                                                            ----------------      ----------------
    Total liabilities                                              1,279,982               927,929
                                                            ----------------      ----------------

Commitments and contingencies (Note 5)

Stockholders' equity:
   Capital stock, par value $.10 per share:
    Authorized common shares 400,000 and 200,000,
       respectively; issued 146,885 and 137,421                       14,689                13,742
   Capital in excess of par value                                  1,128,303               958,704
   Accumulated other comprehensive income (loss)                       6,869                (3,828)
   Retained earnings                                                 588,717               506,273
   Less treasury stock, at cost, 589 common shares                    (4,817)               (4,817)
                                                            ----------------      ----------------
    Total stockholders' equity                                     1,733,761             1,470,074
                                                            ----------------      ----------------
    Total liabilities and stockholders' equity              $      3,013,743      $      2,398,003
                                                            ----------------      ----------------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                        THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                                            2000               1999                 2000                1999
                                                      ---------------     ---------------     ---------------     ---------------
Revenues and other income:
  Operating revenues                                  $       344,506     $       142,355     $       914,915     $       421,683
  Earnings from unconsolidated affiliates                       9,533                  35              30,276               3,633
  Interest income                                               9,315               2,600              11,746               7,316
  Other income, net                                             5,719               1,846              17,868               7,026
                                                      ---------------     ---------------     ---------------     ---------------
    Total revenues and other income                           369,073             146,836             974,805             439,658
                                                      ---------------     ---------------     ---------------     ---------------

Costs and other deductions:
  Direct costs                                                230,492              93,491             620,760             268,086
  General and administrative expenses                          26,164              14,989              78,716              46,368
  Depreciation and amortization                                38,086              23,888             112,430              69,074
  Interest expense                                             10,066               6,697              26,162              23,339
                                                      ---------------     ---------------     ---------------     ---------------
    Total costs and other deductions                          304,808             139,065             838,068             406,867
                                                      ---------------     ---------------     ---------------     ---------------

Income before income taxes and extraordinary gain              64,265               7,771             136,737              32,791
                                                      ---------------     ---------------     ---------------     ---------------

Income taxes:
  Current                                                       3,756               1,455              12,490               6,517
  Deferred                                                     21,949               1,575              43,653               6,271
                                                      ---------------     ---------------     ---------------     ---------------
    Total income taxes                                         25,705               3,030              56,143              12,788
                                                      ---------------     ---------------     ---------------     ---------------

Income before extraordinary gain                               38,560               4,741              80,594              20,003
Extraordinary gain, net                                           147                  --               1,850                  --
                                                      ---------------     ---------------     ---------------     ---------------
Net income                                            $        38,707     $         4,741     $        82,444     $        20,003
                                                      ---------------     ---------------     ---------------     ---------------

Earnings per share:
  Basic:
    Before extraordinary gain                         $           .26     $           .04     $           .56     $           .19
    Extraordinary gain, net                                        --                  --                 .01                  --
                                                      ---------------     ---------------     ---------------     ---------------
    Net income                                        $           .26     $           .04     $           .57     $           .19
                                                      ---------------     ---------------     ---------------     ---------------

  Diluted:
    Before extraordinary gain                         $           .25     $           .04     $           .53     $           .17
    Extraordinary gain, net                                        --                  --                 .01                  --
                                                      ---------------     ---------------     ---------------     ---------------
    Net income                                        $           .25     $           .04     $           .54     $           .17
                                                      ---------------     ---------------     ---------------     ---------------

Weighted average number of shares outstanding:
  Basic                                                       146,062             114,382             143,660             106,887
                                                      ---------------     ---------------     ---------------     ---------------
  Diluted                                                     162,396             123,099             151,711             115,604
                                                      ---------------     ---------------     ---------------     ---------------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                                    CAPITAL    ACCUMULATED
                                            CAPITAL STOCK          IN EXCESS      OTHER                                   TOTAL
                                      -------------------------     OF PAR    COMPREHENSIVE   RETAINED     TREASURY    STOCKHOLDERS'
                                         SHARES      PAR VALUE       VALUE    INCOME (LOSS)   EARNINGS       STOCK        EQUITY
                                      -----------   -----------   ----------- -------------  -----------  -----------   -----------
Balances, December 31, 1998               101,382   $    10,138   $   394,562  $   (10,983)  $   478,569  $    (4,817)  $   867,469
                                      -----------   -----------   -----------  -----------   -----------  -----------   -----------
Comprehensive income:
   Net income                                                                                      20,003                    20,003
   Translation adjustment                                                              586                                      586
   Unrealized gain on marketable
      securities, net                                                               22,571                                   22,571
                                      -----------   -----------   -----------  -----------   -----------  -----------   -----------
         Total comprehensive income            --            --            --       23,157        20,003           --        43,160
                                      -----------   -----------   -----------  -----------   -----------  -----------   -----------


Issuance of common shares in
 connection with the Bayard
 acquisition                                6,167           617        74,230                                                74,847
Issuance of common shares for stock
 options exercised                            480            48         4,873                                                 4,921
Tax benefit on stock option deductions                                 30,415                                                30,415
Return and retirement of common
   shares held in escrow in
   connection with the Adcor merger           (12)           (1)            1                                                    --
Conversion of 5% notes                      9,508           950       169,471                                               170,421
                                      -----------   -----------   -----------  -----------   -----------  -----------   -----------
      Subtotal                             16,143         1,614       278,990           --            --           --       280,604
                                      -----------   -----------   -----------  -----------   -----------  -----------   -----------
Balances, September 30, 1999              117,525   $    11,752   $   673,552  $    12,174   $   498,572  $    (4,817)  $ 1,191,233
                                      -----------   -----------   -----------  -----------   -----------  -----------   -----------




Balances, December 31, 1999               137,421   $    13,742   $   958,704  $    (3,828)  $   506,273  $    (4,817)  $ 1,470,074
                                      -----------   -----------   -----------  -----------   -----------  -----------   -----------
Comprehensive income:
   Net income                                                                                     82,444                     82,444
   Translation adjustment                                                           (2,394)                                  (2,394)
   Unrealized gain on marketable
      securities, net                                                               13,091                                   13,091
                                      -----------   -----------   -----------  -----------   -----------  -----------   -----------
         Total comprehensive income            --            --            --       10,697        82,444           --        93,141
                                      -----------   -----------   -----------  -----------   -----------  -----------   -----------

Issuance of common shares for
 warrants exercised                            70             7         1,636                                                 1,643
Issuance of common shares for stock
 options exercised                          9,394           940       108,022                                               108,962
Tax benefit on stock option deductions                                 59,941                                                59,941
                                      -----------   -----------   -----------  -----------   -----------  -----------   -----------
      Subtotal                              9,464           947       169,599           --            --           --       170,546
                                      -----------   -----------   -----------  -----------   -----------  -----------   -----------
Balances, September 30, 2000              146,885   $    14,689   $ 1,128,303  $     6,869   $   588,717  $    (4,817)  $ 1,733,761
                                      -----------   -----------   -----------  -----------   -----------  -----------   -----------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                                   2000               1999
                                                              -------------      -------------
Net cash provided by operating activities                     $      92,562      $     111,173
                                                              -------------      -------------

Cash flows from investing activities:
   Sales of marketable securities, trading                            2,843                 --
   Purchases of marketable securities, available-for-sale          (286,135)           (12,544)
   Sales of marketable securities, available-for-sale                20,141              3,089
   Cash received from disposition of long-term assets                 3,116             13,198
   Cash paid for acquisitions of businesses, net                         --             (5,233)
   Capital expenditures                                            (157,731)           (46,252)
   Distributions from unconsolidated affiliates                       2,000              1,575
                                                              -------------      -------------
Net cash used for investing activities                             (415,766)           (46,167)
                                                              -------------      -------------

Cash flows from financing activities:
   Decrease (Increase) in restricted cash                               140             (1,165)
   Proceeds from long-term borrowings                               501,941            324,707
   Debt issuance costs                                               (6,738)            (2,779)
   Reduction of long-term borrowings                               (106,783)          (178,632)
   Decrease in short-term borrowings, net                                --            (73,565)
   Common stock transactions                                        110,605              4,298
                                                              -------------      -------------
Net cash provided by financing activities                           499,165             72,864
                                                              -------------      -------------

Net increase in cash and cash equivalents                           175,961            137,870

Cash and cash equivalents, beginning of period                       80,580             16,748
                                                              -------------      -------------
Cash and cash equivalents, end of period                      $     256,541      $     154,618
                                                              -------------      -------------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information

         The unaudited condensed consolidated financial statements of Nabors Industries, Inc. are prepared in conformity with generally accepted accounting principles, or GAAP. Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with our 1999 Annual Report on Form 10-K.

         In our management's opinion, the condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the company as of September 30, 2000, and the results of our operations for each of the three-month and nine-month periods ended September 30, 2000 and 1999 and the condensed consolidated statements of changes in stockholders' equity and of cash flows for the nine-month periods ended September 30, 2000 and 1999 in accordance with GAAP. Interim results for the nine months ended September 30, 2000 may not be indicative of results that will be realized for the full year ending December 31, 2000.

Change in Presentation

         We have changed the presentation of our income statement to the single-step format. Additionally, we have changed the presentation of the comparable prior year periods.

Earnings Per Share

         Basic earnings per share for all periods presented equals net income divided by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock held in treasury. Diluted earnings per share for the three months ended September 30, 2000 reflects the assumed conversion of our zero coupon convertible senior debentures, as the conversion in that period would have been dilutive. As a result of the assumed conversion, to calculate diluted earnings per share, third quarter net income is adjusted to add back interest expense relating to the debentures totaling $2.0 million on an after-tax basis. This adjusted third quarter net income is then divided by the sum of: (1) the weighted average number of shares of common stock outstanding used for the basic computation, (2) the net effect of dilutive stock options and warrants, and (3) for the three months ended September 30, 2000, 8.9 million shares of common stock assumed to be issued on the conversion of the debentures. The zero coupon convertible senior debentures are not assumed to be converted into common stock and net income is not adjusted to add back interest expense for the nine months ended September 30, 2000, as this conversion would be anti-dilutive.

NOTE 2  ACQUISITIONS

         During November 1999, we completed our acquisition of Pool Energy Services Co. Each of the approximately 19.2 million shares of Pool not owned by Nabors prior to the merger were exchanged for 1.025 shares of our common stock (approximately 19.7 million shares). During April 1999, we completed our acquisition of Bayard Drilling Technologies, Inc. Each of the approximately 18.3 million shares of Bayard common stock were exchanged for .3375 shares of our common stock and $.30 per share in cash (approximately 6.2 million shares and $5.5 million in cash in the aggregate).

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




                                                  NINE MONTHS ENDED
                                                  SEPTEMBER 30, 1999
                                         ------------------------------------
                                                 (IN THOUSANDS, EXCEPT
                                                   PER SHARE AMOUNTS)
                                          AS REPORTED              PRO FORMA
                                         -------------          -------------
Operating revenues and Earnings
  from unconsolidated
  affiliates                             $     425,316          $     679,958
                                         -------------          -------------

Net income                               $      20,003          $       9,975
                                         -------------          -------------

Net income per diluted share             $         .17          $         .07
                                         -------------          -------------

Weighted average number of
  diluted shares outstanding                   115,604                137,426
                                         -------------          -------------

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

NOTE 3  LONG-TERM OBLIGATIONS

         During June 2000, we completed a private placement of zero coupon convertible senior debentures due 2020. The aggregate principal amount of the debentures at maturity will be $825 million. The debentures were issued at a discount with net proceeds to Nabors, after expenses, totaling approximately $495 million. The yield to maturity of the debentures is 2.5% compounded semi-annually with no periodic cash payments of interest. At the holder's option, the debentures can be converted at any time prior to maturity or their earlier redemption, into Nabors common stock at a conversion rate of 10.738 shares per $1,000 principal amount at maturity. The conversion rate may be adjusted from time to time, upon the occurrence of specified events. Instead of delivering shares of common stock upon conversion of any debentures, we may elect to pay the holder cash for all or a portion of the debentures. The debentures can be put to us on June 20, 2003, June 20, 2008 and June 20, 2013 for a purchase price equal to the issue price plus accrued original issue discount to the date of repurchase. We may elect to pay all or a portion of the purchase price in common stock instead of cash. We cannot redeem the debentures before June 20, 2003. On and after June 20, 2003, we may redeem all or a portion of the debentures for cash at any time at their accreted value. The proceeds from the issuance of the debentures will be used for general corporate purposes, including but not limited to, working capital, investment in subsidiaries and possible future business acquisitions. As of September 30, 2000, the proceeds are included in cash and marketable securities on our balance sheet.

         Nabors Holding Company, the successor by merger to Pool, completed a mandatory change of control cash tender offer to purchase the Pool 8-5/8% Senior Subordinated Notes due 2008 at a redemption price of 101% in February 2000. In addition, during the nine months ended September 30, 2000, Nabors Holding purchased additional notes in the open market at prices ranging from 100.5% to 101.75%. A total of $105.8 million of the Pool notes were acquired as a result of these transactions leaving $44.2 million outstanding as of September 30, 2000. We recognized a $1.9 million ($.01 per share) extraordinary gain, net of income taxes, during the nine months ended September 30, 2000 resulting from the repurchase of the notes for less than the amount recorded on our books. As of February 14, 2000, we unconditionally guaranteed the obligations under the Pool notes.

NOTE 4  CAPITAL STOCK

         During the nine months ended September 30, 2000, various employees and directors exercised options to acquire 9.4 million shares of Nabors common stock at prices ranging from $1.07 to $31.04 per share. This amount includes 7.5 million shares of common stock exercised by three senior officers of the company in March 2000. Our proceeds from all option exercises totaled $109.0 million. Additionally, during the period, various holders exercised Bayard warrants to purchase approximately 70,000 shares of Nabors common stock at prices ranging from $22.81 to $28.74 per share. We received proceeds totaling $1.6 million from these warrant exercises.

         At the June 6, 2000 annual meeting of Nabors Industries, Inc., the stockholders approved an increase in Nabors' authorized common stock from 200 million to 400 million shares.

NOTE 5  COMMITMENTS AND CONTINGENCIES

Capital Expenditures

         As of September 30, 2000, we had outstanding capital expenditure purchase commitments of approximately $41.0 million, including approximately $10.0 million for logistical equipment and $31.0 million for drill pipe, refurbishment of rigs to be reactivated, and rig related sustaining capital expenditures.

Contingencies

         A subsidiary of Nabors is a defendant in Verdin v. R&B Falcon Drilling USA, Inc., et al., Civil Action No. G-00-488, in the United States District Court for the Southern District of Texas, Galveston Division. R&B Falcon Drilling USA is a wholly-owned, indirect subsidiary of R&B Falcon Corporation. The original plaintiff and proposed representative of a purported class of offshore workers has been replaced as plaintiff and proposed representative by Thomas Bryant, who claims to be an "offshore worker" previously employed by Global Marine Drilling Company, Atwood Oceanics, Inc., Hercules (which was subsequently acquired by Parker Drilling Company) and Sedco Forex (which was subsequently acquired by Transocean Offshore, Inc.). The plaintiff alleges that his former employers listed above and a number of other offshore drilling contractors, including our subsidiary, have engaged in a conspiracy to depress wages and benefits paid to their offshore employees. Plaintiff contends that this alleged conduct violates federal and state antitrust laws. Plaintiff seeks an unspecified amount of treble damages, attorneys' fees and costs on behalf of himself and an alleged class of offshore workers. Nabors vigorously denies these allegations. While this action is in a very preliminary stage, we do not expect that the outcome of this matter will have a material adverse effect on Nabors' consolidated financial position, cash flows or results of operations.

         The only other material pending litigation involving Nabors or one of its subsidiaries is Yuan v. Bayard Drilling Technologies, Inc. et al., which has been previously reported. There were no material developments in the Yuan case during the third quarter of 2000.

         Nabors and its subsidiaries are defendants or otherwise involved in a number of other lawsuits in the ordinary course of their business. In the opinion of management, the ultimate liability with respect to these pending lawsuits is not expected to have a significant or material adverse effect on Nabors' consolidated financial position, cash flows or results of operations.

NOTE 6  SUPPLEMENTAL INCOME STATEMENT INFORMATION

         We recorded realized gains on sales of marketable securities totaling $12.0 million and unrealized holding gains on marketable securities classified as trading totaling $2.1 million for the nine month period ended September 30, 2000. During the nine month period ended September 30, 1999, we recorded realized gains on sales of marketable securities totaling $1.2 million, unrealized holding gains on marketable securities classified as trading totaling $2.1 million and gains on the disposition of long-term assets totaling $2.3 million.

NOTE 7  SEGMENT INFORMATION

         The following table sets forth financial information with respect to our operating segments:



                                                   THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                                       2000                1999                2000                1999
                                                   ------------        ------------        ------------        ------------
                                                                                 (IN THOUSANDS)
Operating revenues and Earnings from
   unconsolidated affiliates:
   Contract drilling(1)                            $    327,856        $    132,043        $    875,512        $    399,203
   Manufacturing and logistics(2)                        45,658              12,625             115,746              32,311
   Other(3)                                             (19,475)             (2,278)            (46,067)             (6,198)
                                                   ------------        ------------        ------------        ------------
      Total                                        $    354,039        $    142,390        $    945,191        $    425,316
                                                   ------------        ------------        ------------        ------------

Income derived from operating activities:(4)
   Contract drilling(1)                            $     54,495        $     12,156        $    126,550        $     47,934
   Manufacturing and logistics(2)                        11,411                 831              27,029               4,670
   Other(5)                                              (6,609)             (2,965)            (20,294)            (10,816)
                                                   ------------        ------------        ------------        ------------
      Total                                        $     59,297        $     10,022        $    133,285        $     41,788

   Interest expense                                     (10,066)             (6,697)            (26,162)            (23,339)
   Interest income                                        9,315               2,600              11,746               7,316
   Other income, net                                      5,719               1,846              17,868               7,026
                                                   ------------        ------------        ------------        ------------
       Income before income taxes and
        extraordinary gain                         $     64,265        $      7,771        $    136,737        $     32,791
                                                   ------------        ------------        ------------        ------------


                                                                                            SEPTEMBER 30,       DECEMBER 31,
                                                                                                2000                1999
                                                                                           ---------------   -----------------
Total assets:
   Contract drilling(6)                                                                    $     2,069,722   $       1,920,129
   Manufacturing and logistics(7)                                                                  290,477             286,501
   Other(5)                                                                                        653,544             191,373
                                                                                           ---------------   -----------------
      Total assets                                                                         $     3,013,743   $       2,398,003
                                                                                           ---------------   -----------------


(1) Includes Earnings (losses) from unconsolidated affiliates, accounted for by the equity method, of $5.1 million, $(.19) million, $12.9 million and $.2 million for the three months ended September 30, 2000, September 30, 1999 and the nine months ended September 30, 2000 and September 30, 1999, respectively.

(2) Includes Earnings from unconsolidated affiliates, accounted for by the equity method, of $4.4 million, $.23 million, $17.4 million and $3.4 million for the three months ended September 30, 2000, September 30, 1999 and the nine months ended September 30, 2000 and September 30, 1999, respectively.

(3)      Elimination of inter-segment manufacturing and logistics sales.

(4) "Income derived from operating activities" has historically been referred to as "operating income". It is computed by subtracting: direct costs, general and administrative expenses, and depreciation and amortization from Operating revenues and then adding Earnings from unconsolidated affiliates.

(5) Includes the elimination of inter-segment transactions and unallocated corporate expenses.

(6) Includes $38.0 million and $33.2 million of investments in unconsolidated affiliates, accounted for by the equity method, at September 30, 2000 and December 31, 1999, respectively.

(7) Includes $30.8 million and $20.9 million of investments in unconsolidated affiliates, accounted for by the equity method, at September 30, 2000 and December 31, 1999, respectively.

                       Report of Independent Accountants


To the Stockholders and Board of Directors of Nabors Industries, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Nabors Industries, Inc. and its subsidiaries as of September 30, 2000, and the related condensed consolidated statements of income for each of the three-month and nine-month periods ended September 30, 2000 and 1999 and the condensed consolidated statements of changes in stockholders' equity and of cash flows for the nine-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 1999, and the related consolidated statement of income, changes in stockholders' equity and of cash flows for the year then ended (not presented herein), and in our report dated February 9, 2000 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2000, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




                                                   PricewaterhouseCoopers LLP

Houston, Texas
October 24, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999

         Operating revenues and Earnings from unconsolidated affiliates for the third quarter of fiscal year 2000 totaled $354.0 million, representing an increase of $211.6 million, or 149%, as compared to the prior year period. Current quarter income derived from operating activities(1) and net income totaled $59.3 million and $38.7 million ($.25 per diluted share), respectively, representing increases of 492% and 716% compared to the prior year period. Operating revenues and Earnings from unconsolidated affiliates for the first nine months of fiscal year 2000 totaled $945.2 million, representing an increase of $519.9, or 122%, compared to the prior year period. Income derived from operating activities and net income totaled $133.3 million and $82.4 million ($.54 per diluted share), respectively, representing increases of 219% and 312% compared to the prior year period. The results for the current quarter and first nine months of 2000 include the operating results of Pool, which was acquired on November 24, 1999.

         The increase in our operating results is due to substantial year-over-year improvements in all of our business units and the addition of the Pool operations acquired in November 1999. The Pool acquisition was accounted for using the purchase method of accounting. Pool's results of operations have been included in our financial statements commencing on the effective date of the acquisition. Therefore, Pool's operating results were not included in the prior year period results. The improvement in our business units' performance reflects a continuation of a positive trend that began in the third quarter of 1999 in response to higher average oil and natural gas prices. Natural gas prices, which averaged $2.11 per mcf during the first nine months of 1999, have increased steadily during the past year and averaged $3.46 per mcf during the first nine months of 2000. Oil prices have increased by an even greater percentage during this period with average prices totaling $29.84 per barrel during the first nine months of 2000, up from $17.58 per barrel during the first nine months of 1999. The increase in oil and natural gas prices has resulted in increased capital spending by our customers for services provided by Nabors. This increased spending has been especially evident in the US Lower 48, Canada and the Gulf of Mexico operations for natural gas-related drilling and workover activities. The increase in North American land drilling activity is illustrated by the increase in the total US active land rig count which averaged 713 working rigs during the nine months ended September 30, 2000 compared to 452 working rigs during the nine months ended September 30, 1999. Looking forward into 2001, we expect continued improvement in both dayrates and utilization in virtually all areas of our operations. Our optimism is based on the positive supply and demand fundamentals for oil and natural gas that are currently in place and expected to continue for the next several quarters, barring any major unforeseen event.


(1) "Income derived from operating activities" has historically been referred to as "operating income." It is computed by subtracting: direct costs, general and administrative expenses, and depreciation and amortization from Operating revenues and then adding Earnings from unconsolidated affiliates.

         The following tables set forth certain financial information with respect to our operating segments, rig activity and certain industry data:



                                     THREE MONTHS ENDED SEPTEMBER 30,              NINE MONTHS ENDED SEPTEMBER 30,
                                                             INCREASE                                      INCREASE
                                  2000        1999          (DECREASE)         2000         1999          (DECREASE)
                               ---------   ---------    ------------------   --------     --------     -----------------
                                                             (IN THOUSANDS, EXCEPT PERCENTAGES)
Operating revenues and Earnings
   from unconsolidated
   affiliates:
   Contract drilling(1)       $ 327,856    $ 132,043    $ 195,813    148%    $ 875,512    $ 399,203    $ 476,309    119%
   Manufacturing and
      logistics(2)               45,658       12,625       33,033    262%      115,746       32,311       83,435    258%
   Other(3)                     (19,475)      (2,278)     (17,197)   755%      (46,067)      (6,198)     (39,869)   643%
                              ---------    ---------    ---------            ---------    ---------    ---------
      Total                   $ 354,039    $ 142,390    $ 211,649    149%    $ 945,191    $ 425,316    $ 519,875    122%
                              ---------    ---------    ---------            ---------    ---------    ---------

Income derived from operating
   activities:(4)
   Contract drilling(1)       $  54,495    $  12,156    $  42,339    348%    $ 126,550    $  47,934    $  78,616    164%
   Manufacturing and
      logistics(2)               11,411          831       10,580     (5)       27,029        4,670       22,359    479%
   Other(6)                      (6,609)      (2,965)      (3,644)   123%      (20,294)     (10,816)      (9,478)    88%
                              ---------    ---------    ---------            ---------    ---------    ---------
      Total                   $  59,297    $  10,022    $  49,275    492%    $ 133,285    $  41,788    $  91,497    219%
                              ---------    ---------    ---------            ---------    ---------    ---------

(1) Includes Earnings (losses) from unconsolidated affiliates, accounted for by the equity method, of $5.1 million, $(.19) million, $12.9 million and $.2 million for the three months ended September 30, 2000, September 30, 1999 and the nine months ended September 30, 2000 and September 30, 1999, respectively.

(2) Includes Earnings from unconsolidated affiliates, accounted for by the equity method, of $4.4 million, $.23 million, $17.4 million and $3.4 million for the three months ended September 30, 2000, September 30, 1999 and the nine months ended September 30, 2000 and September 30, 1999, respectively.

(3) Elimination of inter-segment manufacturing and logistics sales.

(4) "Income derived from operating activities" has historically been referred to as "operating income". It is computed by subtracting: direct costs, general and administrative expenses, and depreciation and amortization from Operating revenues and then adding Earnings from unconsolidated affiliates.

(5) The percentage is so large that it is not meaningful.

(6) Includes the elimination of inter-segment transactions and unallocated corporate expenses.

                                    THREE MONTHS ENDED SEPTEMBER 30,               NINE MONTHS ENDED SEPTEMBER 30,
                                 2000         1999          INCREASE            2000         1999          INCREASE
                              ----------   ----------   ------------------   ----------   ----------   -----------------
 Rig activity(1):
  Rig years(2)                  261.6         144.1      117.5     82%          238.5        133.0     105.5         79%
  Rig utilization                  48%           29%        19%    66%             44%          28%       16%        57%

(1) Excludes labor contracts, land well-servicing rigs and rigs owned by joint ventures.

(2) Rig years represents a measure of the number of equivalent rigs operating during a given period. For example, one rig operating 182.5 days during a 365-day period represents 0.5 rig years.

                                    THREE MONTHS ENDED SEPTEMBER 30,               NINE MONTHS ENDED SEPTEMBER 30,
                                 2000         1999          INCREASE            2000         1999          INCREASE
                              ----------   ----------   ------------------   ----------   ----------   -----------------
 Industry data:
   Average West Texas
      intermediate crude oil
      spot price ($/bbl)(1)      $ 31.65     $ 21.72     $  9.93        46%  $ 29.84     $ 17.58     $ 12.26          70%
   Average US natural gas
      spot price ($/mcf)(1)      $  4.28     $  2.45     $  1.83        75%  $  3.46     $  2.11     $  1.35          64%
   Average US land rig
      count(2)                       812         516         296        57%      713         452         261          58%
   Average International
      land rig count(2)              490         398          92        23%      453         407          46          11%
(1)  Source: Bloomberg
(2)  Source: Baker Hughes

         Contract drilling. This segment includes our drilling, workover and well-servicing operations, on land and offshore. Third quarter 2000 Operating revenues and Earnings from unconsolidated affiliates for the contract drilling segment totaled $327.9 million and income derived from operating activities totaled $54.5 million, representing increases of 148% and 348%, respectively, compared to the prior year quarter. Equivalent rig years (excluding labor contracts, land well-servicing rigs and rigs owned by joint ventures) increased to 261.6 years during the third quarter of 2000 from an average of 144.1 years during the prior year quarter. For the nine months ended September 30, 2000, contract drilling Operating revenues and Earnings from unconsolidated affiliates totaled $875.5 million and income derived from operating activities totaled $126.6 million, representing increases of 119% and 164%, respectively, compared to the prior year period. Equivalent rig years increased to 238.5 years from an average of 133.0 years during the prior year period. Most of our contract drilling operations recorded higher revenues as compared to the prior year periods as a result of increased drilling and workover activity due to higher oil and natural gas prices and the addition of the Pool rigs acquired on November 24, 1999.

         Alaskan revenues increased during the current quarter and year-to-date due to higher average dayrates and higher equivalent rig years resulting from the addition of working Pool rigs.

         Canadian revenues were higher during the current quarter and year-to-date due to higher equivalent rig years and dayrates associated with continued strong demand for natural gas drilling services throughout the Canadian market.

         US Lower 48 drilling revenues increased dramatically during the current quarter and year-to-date as a result of increased demand for drilling services. The prolonged strength of the North American natural gas market has resulted in significant increases in both equivalent rig years and dayrates.

         International revenues increased during the current quarter and year-to-date due to the addition of Pool operations in South America and the Middle East, and rigs working in Colombia, Kenya, Qatar and Yemen under new contracts. This was partially offset by decreased revenues due to lower activity in certain areas, such as Bolivia, Kazakhstan and the United Arab Emirates. Additionally, effective January 1, 2000, our Saudi Arabia rigs began operating as part of Pool Arabia, Ltd., a joint venture with a Saudi Arabian partner. The joint venture is accounted for using the equity method of accounting and accordingly, its results of operations are included in Earnings from unconsolidated affiliates.

         Offshore revenues increased during the current quarter and year-to-date both in the Gulf of Mexico and internationally. The increase in revenues in the Gulf of Mexico resulted from the addition of the active Pool rigs and increased platform, jack-up and barge workover activity. This increase was partially offset by reduced drilling activity. Internationally, offshore revenues increased due to the addition of the active Pool rigs.

         US land well-servicing operations improved during the current quarter and year-to-date due to increased activity and rates per hour resulting from higher oil and natural gas prices. Because this unit was acquired in November 1999, its operations were not included in the comparable prior year period.

         Manufacturing and logistics. This segment includes our supply vessel, top-drive manufacturing, rig instrumentation and software, and construction and transportation operations. Manufacturing and logistics Operating revenues and Earnings from unconsolidated affiliates were $45.7 million during the current quarter, representing an increase of 262% compared with the prior year quarter. Income derived from operating activities increased to $11.4 million compared to $.8 million in the prior year quarter. For the nine months ended September 30, 2000, manufacturing and logistics Operating revenues and Earnings from unconsolidated affiliates totaled $115.7 million and income derived from operating activities totaled $27.0 million, representing increases of 258% and 479%, respectively, compared to the prior year period. Increases in this segment resulted from increased top-drive sales, and a strong construction season on the North Slope of Alaska by our joint venture construction entity. Additionally, the inclusion of our US Lower 48 trucking operations which became 100% owned by Nabors in November 1999, and our supply vessel operation acquired as part of the Pool transaction, contributed to the increases.

         Generally, Nabors' gross margin percentage is affected by changes in the mix of revenues derived from its various areas of operations. For example, contracts in the US Lower 48 typically earn a lower gross margin percentage than Alaska, international and offshore contracts. Gross margin percentage is calculated by dividing gross margin by Operating revenues. Gross margin is calculated by subtracting direct costs from Operating revenues. The gross margin percentage decreased in the three month and the nine month periods ended September 30, 2000 primarily due to a higher percentage of revenues being generated from US Lower 48 operations than in the comparable prior year periods. As a result of the addition of Pool's US land well-servicing operations and the increase in activity in the US Lower 48 drilling operations, combined revenues from the US Lower 48 drilling and well-servicing operations, as a percentage of total revenues, equaled 54% in the current quarter and year-to-date compared to 48% and 40%, respectively, in the comparable prior periods for the US Lower 48 drilling operations alone. This decrease in gross margin percentage has been somewhat offset during the current quarter by increasing gross margin percentages in most of the company's business units due to higher dayrates.

         General and administrative expenses and depreciation and amortization expense as a percentage of Operating revenues decreased during the current quarter and year-to-date September 30, 2000 due to the increase in our revenues, as these expenses were spread over a larger revenue base.

         Interest expense increased during the current quarter and year-to-date due to the issuance of the $825 million zero coupon convertible senior debentures in June 2000. Interest income increased during the current quarter and year-to-date due to higher average cash balances resulting from proceeds from the issuance of the $825 million zero coupon debentures.

         Other income increased during the current quarter and year-to-date due to higher gains on sales of marketable securities owned by Nabors. We recorded realized gains on sales of marketable securities totaling $3.7 million and unrealized holding gains on marketable securities classified as trading totaling $.6 million during the current quarter. For the nine months ended September 30, 2000, we recorded realized gains on sales of marketable securities totaling $12.0 million and unrealized holding gains on marketable securities classified as trading totaling $2.1 million.

         The effective tax rate equaled 40% and 41% during the current quarter and year-to-date, respectively, compared to 39% in the prior year periods. This year-to-date increase is primarily due to the amortization of non-deductible goodwill that was recorded as part of the acquisitions of Pool and Bayard during 1999.


LIQUIDITY AND CAPITAL RESOURCES

         We generate significant cash from operations over the course of a twelve-month period. We also have substantial borrowing capacity under various credit facility arrangements, and have access to public debt and equity capital markets. Our senior unsecured debt ratings as provided by Moody's Investor Service and Standard & Poor's are "A3" and "A-", respectively. Nabors was admitted as a member of the Standard & Poor 500 on October 17, 2000.

         During June 2000, we completed a private placement of zero coupon convertible senior debentures due 2020. The aggregate principal amount of the debentures at maturity will be $825 million. The debentures were issued at a discount with net proceeds to Nabors, after expenses, totaling approximately $495 million. The yield to maturity of the debentures is 2.5% compounded semi-annually with no periodic cash payments of interest. At the holder's option, the debentures can be converted at any time prior to maturity or their earlier redemption, into Nabors common stock at a conversion rate of 10.738 shares per $1,000 principal amount at maturity. The conversion rate may be adjusted from time to time, upon the occurrence of specified events. Instead of delivering shares of common stock upon conversion of any debentures, we may elect to pay the holder cash for all or a portion of the debentures. The debentures can be put to us on June 20, 2003, June 20, 2008 and June 20, 2013 for a purchase price equal to the issue price plus accrued original issue discount to the date of repurchase. We may elect to pay all or a portion of the purchase price in common stock instead of cash. We cannot redeem the debentures before June 20, 2003. On and after June 20, 2003, we may redeem all or a portion of the debentures for cash at any time at their accreted value. The proceeds from the issuance of the debentures will be used for general corporate purposes, including but not limited to, working capital, investment in subsidiaries and possible future business acquisitions. As of September 30, 2000, the proceeds are included in cash and marketable securities on our balance sheet.

         During the nine months ended September 30, 2000, various employees and directors exercised options to acquire 9.4 million shares of Nabors common stock at prices ranging from $1.07 to $31.04 per share. This amount includes 7.5 million shares of common stock exercised by three senior officers of the company in March 2000. Our proceeds from all option exercises totaled $109.0 million. Additionally, during the period, various holders exercised Bayard warrants to purchase approximately 70,000 shares of Nabors common stock at prices ranging from $22.81 to $28.74 per share. We received proceeds totaling $1.6 million from these warrant exercises.

         As a result of the Pool acquisition, Nabors Holding Company, the successor by merger to Pool, completed a mandatory change of control cash tender offer to purchase the Pool 8-5/8% Senior Subordinated Notes due 2008 at a redemption price of 101%. During the nine months ended September 30, 2000, a total of $105.8 million of the notes were purchased pursuant to the offer and in the open market at prices ranging from 100.5% to 101.75%. As of September 30, 2000, $44.2 million of the notes remained outstanding. We recognized a $1.9 million ($.01 per share) extraordinary gain, net of income taxes, during the nine months ended September 30, 2000 resulting from the repurchase of the notes for less than the amount recorded on our books. As of February 14, 2000, we unconditionally guaranteed the obligations under the Pool notes.

         We had working capital of $769.7 million as of September 30, 2000, representing a $573.9 million increase compared to December 31, 1999. The increase in working capital is primarily attributable to our receipt of proceeds from the issuance of the zero coupon debentures as well as an increase in accounts receivable resulting from the increase in rig activity. In addition, accrued liabilities were lower due to the payment of Pool merger expenses during the current year.

         Our ratio of funded debt to funded debt plus stockholders' equity, commonly referred to as the funded debt to capital ratio, was 0.34:1 as of September 30, 2000, as compared to 0.25:1 as of December 31, 1999. This increase is due to the issuance of the zero coupon debentures.

         Net cash provided by operating activities totaled $92.6 million during the nine months ended September 30, 2000, compared to $111.2 million during the prior year period. During the nine month period, net income was increased for non-cash items such as depreciation, amortization and deferred taxes and decreased for equity in earnings from unconsolidated affiliates and gain on sale of marketable securities. Cash was used by an overall increase in our working capital accounts. During the prior year period, net income was increased for non-cash items such as depreciation, amortization and deferred taxes and cash was provided by an overall decrease in the company's working capital accounts.

         Net cash used for investing activities totaled $415.8 million during the current nine month period, compared to $46.2 million during the prior year period. We used cash primarily for purchases of marketable securities and for capital expenditures during both the current period and the prior year period. The sale of marketable securities during the current period and the disposition of long-term assets during both the current period and the prior year period provided our cash.

         Financing activities provided cash totaling $499.2 million during the current nine month period compared to $72.9 during the prior year period. During the current period, cash was primarily provided by our issuance of the zero coupon convertible senior debentures during June 2000 and our receipt of payment of the exercise prices in connection with the exercise of options to acquire 9.4 million shares of our common stock, partially offset by cash used for the repurchase of approximately $105.8 million of the 8-5/8% notes. During the prior year period, cash was provided by the issuance of our 6.80% notes and cash was used to reduce long-term and short-term borrowings.

         Our cash and cash equivalents and investments in short-term marketable securities totaled $585.7 million as of September 30, 2000. We currently have credit facility arrangements with various banks with total availability of $236.6 million. As of September 30, 2000 remaining availability, after borrowings on the facilities and outstanding letters of credit, totaled approximately $212.3 million.

         As of September 30, 2000, we had outstanding capital expenditure purchase commitments of approximately $41.0 million, including approximately $10.0 million for logistical equipment and $31.0 million for drill pipe, refurbishment of rigs to be reactivated, and rig related sustaining capital expenditures.

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

         o the existence of operating risks inherent in the contract drilling and workover industries;

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


PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         A subsidiary of Nabors is a defendant in Verdin v. R&B Falcon Drilling USA, Inc., et al., Civil Action No. G-00-488, in the United States District Court for the Southern District of Texas, Galveston Division. R&B Falcon Drilling USA is a wholly-owned, indirect subsidiary of R&B Falcon Corporation. The original plaintiff and proposed representative of a purported class of offshore workers has been replaced as plaintiff and proposed representative by Thomas Bryant, who claims to be an "offshore worker" previously employed by Global Marine Drilling Company, Atwood Oceanics, Inc., Hercules (which was subsequently acquired by Parker Drilling Company) and Sedco Forex (which was subsequently acquired by Transocean Offshore, Inc.). The plaintiff alleges that his former employers listed above and a number of other offshore drilling contractors, including our subsidiary, have engaged in a conspiracy to depress wages and benefits paid to their offshore employees. Plaintiff contends that this alleged conduct violates federal and state antitrust laws. Plaintiff seeks an unspecified amount of treble damages, attorneys' fees and costs on behalf of himself and an alleged class of offshore workers. Nabors vigorously denies these allegations. While this action is in a very preliminary stage, we do not expect that the outcome of this matter will have a material adverse effect on Nabors' consolidated financial position, cash flows or results of operations.

         The only other material pending litigation involving Nabors or one of its subsidiaries is Yuan v. Bayard Drilling Technologies, Inc. et al., which has been previously reported. There were no material developments in the Yuan case during the third quarter of 2000.

         Nabors and its subsidiaries are defendants or otherwise involved in a number of other lawsuits in the ordinary course of their business. In the opinion of management, the ultimate liability with respect to these pending lawsuits is not expected to have a significant or material adverse effect on the Nabors' consolidated financial position, cash flows or results of operations.

ITEM 5.  OTHER INFORMATION

         On September 8, 2000, Nabors' registration statement with respect to resales of its $825 million principal amount at maturity of Zero Coupon Convertible Senior Debentures due 2020 became effective. The debentures were issued in a private placement pursuant to an exemption provided by Section 4(2) under the Securities Act of 1933, as amended, to an initial purchaser who immediately resold them to qualified institutional buyers, as defined in Rule 144A. The debentures may be resold by security holders named in the related prospectus, as supplemented, with delivery of such prospectus.

         On October 18, 2000, the National Labor Relations Board confirmed the selection of a collective bargaining representative at our Alaska drilling subsidiary. The unit to be represented is comprised of approximately 400 members at November 1, 2000 and covers most non-supervisory drilling and related field personnel working on or about our rigs within the State of Alaska. Negotiations with the union are expected to commence in December 2000. We anticipate that our relations with the union will be good, and that the formation and continuation of a collective bargaining unit at our Alaska drilling subsidiary will not have any materially adverse impact on the operations of that entity or Nabors as a whole.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  11       Statement re: Computation of Per Share Earnings

                  15.1     Awareness Letter of Independent Accountants

                  27       Financial Data Schedule

         (b)      Reports on Form 8-K

                  None.

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

                                  NABORS INDUSTRIES, INC.



                                  /s/ Anthony G. Petrello
                                  ---------------------------------------------
                                  Anthony G. Petrello
                                  President and Chief Operating Officer



                                  /s/ Bruce P. Koch
                                  Bruce P. Koch
                                  ---------------------------------------------
                                  Vice President - Finance (principal financial and accounting officer)

Dated:  November 14, 2000

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                     DESCRIPTION
-------                    -----------
11              Statement re: Computation of Per Share Earnings

15.1            Awareness Letter of Independent Accountants

27              Financial Data Schedule