Form 10-K
period 2000-12-31
NABORS INDUSTRIES INC
filed 2001-04-02
CIK 798943

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000         COMMISSION FILE NO. 1-9245

                             ----------------------

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

                                 YES [X]  NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this Form 10-K, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value on March 27, 2001 of voting stock held by non-affiliates of the registrant was approximately $7,320.3 million.

The number of shares of common stock, par value $.10 per share, outstanding as of March 27, 2001 was 146,810,020.

                       DOCUMENTS INCORPORATED BY REFERENCE
                        (TO THE EXTENT INDICATED HEREIN)

Specified portions of the 2000 Annual Report to Stockholders (Parts I, II and IV)
Specified portions of the 2001 Notice of Annual Meeting of Stockholders and Proxy Statement (Part III)

================================================================================

                           FORWARD-LOOKING STATEMENTS

The statements in this document and the documents incorporated by reference that relate to matters that are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this document and the documents incorporated by reference, words such as "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "will," "could," "may," "predict" and similar expressions are intended to identify forward-looking statements. Further events and actual results may differ materially from the results set forth in or implied in the forward-looking statements. Factors that might cause such a difference include:

     o fluctuations in worldwide prices and demand for natural gas and crude oil;

     o fluctuations in level of natural gas and crude oil exploration and development activities;

     o    fluctuations in the demand for our services;

     o the existence of competitors, technological changes and developments in the oilfield services industry;

     o the existence of operating risks inherent in the oilfield services industry;

     o the existence of regulatory uncertainties, the possibility of political instability in any of the countries in which we do business; and

     o general economic conditions, in addition to the other matters discussed under "Part II - Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                     PART I

ITEM 1.  BUSINESS

Nabors is the largest land drilling contractor in the world, with over 500 land drilling rigs as of March 29, 2001. Nabors conducts oil, gas and geothermal land drilling operations in the US lower 48 states, Alaska and Canada, and internationally, primarily in South and Central America and the Middle East. Nabors also is one of the largest land well-servicing and workover contractors in the United States. We own and operate approximately 740 land workover and well-servicing rigs, in the southwestern and western United States, and approximately 40 well-servicing and workover rigs in certain international markets. Nabors also is a leading provider of offshore platform workover and drilling rigs. Nabors markets 43 platform, 13 jackup and three barge rigs in the Gulf of Mexico and international markets. These rigs provide well-servicing, workover and drilling services. We own and operate 20 of these rigs through international joint ventures in Saudi Arabia and Oman.

To further supplement our primary business, we offer a number of ancillary well-site services, including oilfield management, engineering, transportation, construction, maintenance, well logging and other support services, in selected domestic and international markets. Our land transportation and hauling fleet includes approximately 240 rig and oilfield equipment hauling tractor-trailers and a number of cranes, loaders and light-duty vehicles. We also maintain over 300 fluid hauling trucks, approximately 950 fluid storage tanks, 12 salt water disposal wells and other auxiliary equipment used in domestic drilling and well-servicing operations. In addition, we market a fleet of 30 marine transportation and support vessels in the Gulf of Mexico that provides transportation of drilling materials, supplies and crews for offshore rig operations and support for other offshore operations. And we manufacture and lease or sell top drives for a broad range of drilling rig applications, rig instrumentation and data collection equipment, and rig reporting software.

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

     o Develop and maintain long-term, mutually attractive, relationships with key vendors.

     o Build a diverse business in long-term, sustainable and worthwhile geographic markets.

     o    Recognize and seize opportunities as they arise.

     o    Continually improve safety, quality and efficiency.

     o    Implement leading edge technology where cost-effective to do so.

MAJOR DEVELOPMENTS

Our business strategy is designed to allow us to grow and remain profitable in any market environment. Once again, the major developments in our business in the past year illustrate our implementation of this strategy and its continuing success.

NABORS' BUSINESS

During 2000, we concentrated on growing our business and putting a substantial number of rigs to work in the face of increasing customer demand, particularly in the US lower 48 states. Industry market environment improvements, coupled with the addition of the Bayard Drilling Technologies, Inc. and Pool Energy Services Co. operations acquired in 1999, resulted in increased revenues in all of our operations. We also continued our emphasis on training, safety and quality performance, particularly with the significant increase in our employee base as a result of increased rig activity. And, during 2000 and early 2001 we took advantage of financial conditions and our strong balance sheet by completing two convertible debt transactions at low rates that significantly increased our available cash, and significantly lowered our cost of capital. In addition, we devoted our efforts towards assimilating the operations acquired at the end of 1999 from Pool.

Operating results. Operating revenues and earnings from unconsolidated affiliates for our contract drilling segment totaled $1.3 billion and income derived from operating activities totaled $204.5 million during 2000, representing increases of 109% and 189%, respectively, compared to the prior year. Utilization rates for Nabors' rigs increased from 31% during 1999 to 46% during 2000. Equivalent rig years increased to 253.7 years during 2000 from an average of 149.5 years during the prior year. We also had 430 domestic land workover/well-servicing rigs under contract at December 31, 2000, compared with 390 at December 31, 1999, an increase of 9%. Most of our contract drilling operations recorded higher revenues in 2000 compared to 1999, as a result of increased drilling and workover activity and higher average dayrates due to higher oil and natural gas prices and the addition of the Pool rigs acquired on November 24, 1999.

Utilization rates and equivalent rig years are measures of demand for rigs commonly used in the drilling industry. Utilization rates from period to period may not be comparable as a measure of activity levels, because the calculation of utilization does not reflect the impact of changes in the number of rigs owned during the periods. Equivalent rig years (calculated as the number of days rigs are in operation divided by the number of days in the period) measure the operating volume of Nabors' rigs. These figures exclude labor contracts, land well-servicing rigs and rigs owned by our joint ventures.

Manufacturing and logistics operating revenues and earnings from unconsolidated affiliates were $167.1 million during 2000, as compared to $49.2 million during 1999, a 239% increase. Income derived from operating activities increased to $41.1 million compared to $2.8 million in the prior year. Increases in this segment resulted from increased top drive sales and a strong construction season on the North Slope of Alaska by our joint venture construction entity. The inclusion of our US lower 48 trucking operations which became 100% owned by Nabors in November 1999, and our supply vessel operation acquired as part of the Pool transaction also contributed to the increases. Equivalent supply vessel years were 21.1 years during 2000.

The portion of our operating revenues and earnings from unconsolidated affiliates generated by our contract drilling segment has been consistent for the last three full fiscal years, accounting for approximately 93% of total operating revenues and earnings from unconsolidated affiliates, and the remainder of our revenues also has been consistently accounted for by our manufacturing and logistics segment. Operating revenues in the manufacturing and logistics segment include revenues from sales to other Nabors companies.

Additional information regarding our financial condition and results can be found on pages 56 through 65 of the 2000 Annual Report, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations".

Safety. While we have always focussed on the safety of our personnel and the quality of our work and work force, we have increased our efforts in recent years. Each of our principal operating units has had or is under going a safety audit by an outside consultant, commencing with our US lower 48 drilling operation in 1997. We used the findings of these audits to implement changes in our safety program that have resulted in fewer lost time accidents and OSHA recordables for our workforce. At the end of 2000, Nabors' US lower 48 drilling operations had an OSHA recordable incident rate of 4.27, compared to the December 1999 rate of 4.4. This reduction came at a time when we had increased rig personnel substantially. Our US lower 48 well-servicing unit also improved its OSHA recordable incident rate from 4.29 to 4.19 in 2000, in the face of an 18% increase in total man-hours worked. In Alaska and Canada, we continued to meet high safety standards, and have received a number of industry recognitions for our safety performance. In addition, we have implemented training schools and programs at several of our operations to address the need for qualified rig hands, and to ensure that experienced crews continue to give safety the highest priority.

Financings. We completed several financing transactions that further enhanced our capital structure and financial flexibility during 2000 and early 2001. In June, we raised approximately $500 million through the placement of $825,000,000 principal amount at maturity of zero coupon convertible senior debentures due 2020. The issue price was $608.41 for each $1,000 in face value, representing a yield-to-maturity of 2.5%. The conversion provision is at a fixed ratio of
10.738 shares per $1,000 face value, subject to adjustment in certain circumstances. The debentures can be put to Nabors on June 20, 2003, June 20, 2008 and June 20, 2013 at the issue price plus the then accrued original issue discount and can be paid in cash or stock at Nabors' option. The bonds are callable by Nabors any time after June 20, 2003 of the issue at the issue price plus accrued original issue discount. The accreted value of the debentures on June 20, 2003, when they can first be put by the holder or called by us, will be $655.50. At this accreted value, the implied break-even price, without regard to taxes or transaction costs, would be $61.04. Nabors registered for resale the debentures and the common stock issuable upon conversion or repurchase of the debentures in September 2000.

In February 2001, we issued an aggregate of $1,151,000,000 principal amount at maturity of zero coupon convertible senior debentures due 2021. The sale was subject to an option for the initial purchaser to acquire an additional $230,200,000 in debentures, which was exercised in March 2001. Total proceeds to Nabors from these issuances were approximately $828.0 million. The issue price was $608.41 for each $1,000 in face value, representing a yield-to-maturity of 2.5%. The debentures due 2021 are convertible into common stock at a fixed ratio of 7.0745 shares per $1,000 face value. The debentures can be put to Nabors on February 5, 2006, February 5, 2011 and February 5, 2016 at the issue price plus the then accrued original issue discount and can be paid in cash or stock at Nabors' option. The bonds are callable by Nabors any time after February 5, 2006 at the issue price plus accrued original issue discount. The accreted value of the debentures on February 5, 2006, when they can first be put by the holder or called by us, will be $688.89. At this accreted value, the implied break-even price, without regard to taxes or transaction costs, would be $97.38. We have agreed to file a registration statement with respect to the underlying shares of common stock on or before May 5, 2001 and to use our best efforts to have the registration statement declared effective by August 4, 2001. If we fail to meet either of these deadlines we will be required to pay liquidated damages equal to 0.25% per year of the principal amount at maturity of debentures outstanding. We expect to file the registration statement in April, 2001.

As a consequence of the debenture offering in 2001, we were in default of a capitalization ratio covenant contained in our credit agreement with Bank of America National Trust and Savings Association, Wells Fargo Bank (Texas), National Association, and some other financial institutions. This default also triggered a cross-default under a $30 million letter of credit facility with Bank of America. We entered into a waiver and amendment to the credit agreement on March 19, 2001, which cured both defaults and increased the capitalization ratio in the covenant. We are currently eligible to make borrowings under both facilities.

Proceeds from the issuances of debentures are being used for working capital, investments in subsidiaries and general corporate purposes.

Realizing Synergies. We completed the Pool acquisition on November 24, 1999. During 2000, we integrated many of Pool's drilling and workover operations into our existing US Lower 48, Alaska, International and Offshore groups. We reduced office space and duplicate yards in Houston, Texas; Houma, Louisiana; Anchorage and the North Slope in Alaska; Saudi Arabia; and Oman. We also combined insurance, computer, accounting and other systems, and reduced redundant management, office and field personnel. And we repurchased and retired over two-thirds of Pool's $150 million aggregate principal amount of 8.625% senior subordinated notes during the year.

INDUSTRY CONDITIONS

The year 2000 saw a continuation of the increases in natural gas and oil prices that had begun in early 1999. Natural gas prices, which averaged $2.19 per mcf during 1999, increased steadily over the year, and averaged $4.17 per mcf during 2000. Oil prices also increased significantly, with average prices of $30.37 per barrel during 2000, up from $19.30 per barrel on average during 1999. The lag in customer spending that accompanied the beginnings of the rebound in 1999 all but disappeared in 2000 in most areas of our operations.

The increased spending has been especially evident in our US Lower 48, Canada and Gulf of Mexico operations for natural gas-related activities toward the latter half of the year. Operations also improved in the fourth quarter in Alaska. Offshore workover activity was strong, particularly in the first three quarters, but offshore drilling activity was essentially flat. International operations lagged the recovery in the rest of our units, but are expected to improve with increased oil-directed activity. The manufacturing and logistics segment showed significant improvements, particularly our marine transportation group. Looking forward into 2001, we expect continued improvement in both dayrates and utilization in virtually all areas of our operations. Our optimism is based on the positive supply and demand fundamentals for oil and natural gas that are currently in place and are expected to continue for at least the near term, barring any major unforeseen event.

The long-term decline in the number of available rigs in our industry continued during 2000. Industry sources estimate that from its peak of 4,500 domestic land rigs in 1982, the supply has fallen to less than 1,400 rigs today, or almost 70%, as a result of normal attrition, cannibalization of components to refurbish rigs, the magnitude of capital needed to upgrade and modernize rigs and the export of rigs to international markets. This attrition has brought the U.S. land market to the point where demand for rigs has far outstripped the supply of rigs in ready-to-run condition. While dayrates have been rising to levels that support refurbishment and reactivation of long stacked rigs, they are still below replacement costs in most instances. Nabors continues to have a substantial number of rigs that can be put into service in a short period of time at relatively economical costs. At the end of 2000, we had nearly 250 drilling rigs unutilized in our various operations, of which 170 were located in the U.S.

Nabors' revenues, cash flows and earnings are substantially dependent upon, and affected by, the level of domestic and international oil and gas exploration and development activity. See "Part II - Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Fluctuations in oil and gas prices could adversely affect drilling activity and Nabors' revenues, cash flows and profitability."

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

     o Platform Rigs. Platform rigs provide offshore workover, drilling and re-entry services. Our platform rigs have drilling and/or well-servicing or workover equipment and machinery arranged in modular packages that are transported to, and assembled and installed on, fixed offshore platforms owned by the customer. Fixed offshore platforms are steel tower-like structures that either stand on the ocean floor or are moored floating structures. The top portion, or platform, sits above the water level and provides the foundation upon which the platform rig is placed. Our fleet of platform rigs includes:

     o Minimum space, modular platform workover rigs with engines rated 750 horsepower or below, which include the Sundowner(R) series. These platform workover rigs are self-elevating (that is, they can be off-loaded with their own crane, rather than requiring a separate barge and crane to assemble), and are designed to fit the geometry of nearly any producing platform without major modifications to either the rig or the platform.

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

     o Minimum Area, Self-Elevating, or MASE(R), drilling rigs are our latest generation of modular platform rigs. They represent a smaller and lighter, full-scale drilling rig patterned after the Super Sundowner(R).

     o API (American Petroleum Institute)-style drilling rigs have similar capabilities to the MASE(R) rigs, but generally come in larger modules. Unlike our other platform rigs, API-style rigs are not self-elevating, and require a separate barge crane to load onto, and off of, the platform.

     o We also own several land rigs modified for offshore work for drilling on mudslide and selected conventional offshore platforms. These rigs generally are self-elevating and modular.

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

o Barge Rigs. One of Nabors' barge rigs is a full-size drilling unit. Nabors also owns two self-propelled barge rigs having a covered structure or substructure and well service or workover equipment. These barges are designed to perform plugging and abandonment, well service or workover services in shallow inland, coastal or offshore waters. Our barge rigs can operate at depths from three to eight feet.

Additional information on the number and location of our rigs can be found below under the caption "Business - Markets".

Drilling Contracts. Our rigs are employed under individual contracts which extend either over a stated period of time or the time required to drill a well or a stated number of wells to a specified depth. On land in the US Lower 48 states and Canada, we typically contract on a single well basis, with extensions subject to mutual agreement on pricing and other significant terms. Offshore drilling, and on land drilling in Alaska and international markets, contracts generally provide for longer terms, usually from one to five years, although offshore workover projects are often on a single-well basis. We generally are awarded drilling contracts through competitive bidding, although we occasionally enter into contracts by direct negotiation. Most of our well-to-well contracts are subject to termination by the customer on short notice, but some can be firm for a number of wells or a period of time, and may provide for early termination compensation in certain circumstances. The contract terms and rates may differ depending on a variety of factors, including competitive conditions, the geographical area, the geological formation to be drilled, the equipment and services to be supplied, the on-site drilling conditions and the anticipated duration of the work to be performed.

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

o Footage Contracts. Under footage contracts we typically run casing and provide drill bits. We receive payment on the basis of a rate per foot drilled. The customer continues to provide drilling mud, casing, cementing and well design expertise. If we drill the well in less time than was estimated, then we have the opportunity to improve our margins over those that would be attainable under a daywork contract to the same depth. If, however, we take longer to drill the well than we estimated, our margins will be lower. In footage contracts we bear the cost of the services and supplies that we provide until the well has been drilled to the agreed depth. Such contracts therefore require us to make significant up-front working capital commitments prior to receiving payment. Footage contracts generally contain greater risks for a contractor such as Nabors than daywork contracts, but fewer risks than turnkey contracts. Under footage contracts, the contractor assumes certain risks associated with loss of hole from fire, blowout and other drilling risks. However, footage contracts generally protect the contractor from such risks when unexpected drilling conditions such as abnormal pressure, impenetrable geologic formation or loss circulation zones are present.

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

During fiscal 2000, substantially all of our drilling contracts were on a daywork basis. Our preferred strategy is to operate drilling rigs under daywork contracts, because of their lower risk. However, we continually analyze market conditions, customer requirements, rig demand and the experience of our personnel to determine how to contract our fleet most profitably. In periods of low utilization, competitive pressures and customer demands may require us to consider entering into a larger number of footage or turnkey drilling contracts. In addition, we may seek alternative accommodations with certain customers, as a means of ensuring long-term drilling commitments and healthy customer relations. Because of this, there can be no assurance that we will not suffer a loss that is not insured as a result of entering into such higher risk contracts, and any such uninsured loss could have a material adverse effect on our financial position and results of operations.

Well-Servicing and Workover Services. Industry sources estimate that there are approximately 920,000 producing oil wells in the world today, of which approximately 563,000 are in the United States. In addition, there are approximately 330,000 producing natural gas wells in the United States and a large number in the rest of the world (Penn Well; Spears and Associates). In December 2000, there were 1,116 active well-servicing and workover rigs in the United States, up 8% from 1,030 active rigs in December 1999 (Baker Hughes). While some wells in the United States flow oil to the surface without mechanical assistance, most are in mature production areas that require pumping or some other form of artificial lift. Pumping oil wells characteristically require more maintenance than flowing wells due to the operation of the mechanical pumping equipment installed. The extent and type of services we provide on producing wells is dependent upon many variables. The following is a summary of our well-servicing and workover services.

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

o Construction, Land Transportation and Related Services. Nabors has a 50% interest in Peak Oilfield Services Company, a general partnership with Cook Inlet Region, Inc., a leading Alaskan native corporation. Peak Oilfield Services provides heavy equipment to move drilling rigs, water, other fluids and construction materials. The partnership also provides construction and maintenance for roads, pads, facilities, equipment, drill sites and pipelines. Peak Oilfield Services is a partner to an alliance contract to provide maintenance services for the Prudhoe Bay Unit and has been chosen to coordinate and supply drilling support transportation services to the unit. Both arrangements are being renegotiated in 2001. We also have an investment in a small arctic road and site construction company.

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

Additional information regarding the geographic markets in which we operate and our business segments can be found in Note 14 of the Notes to Consolidated Financial Statements on pages 87 and 88 of the Nabors Industries, Inc. 2000 Annual Report and is incorporated into this document by reference.

CONTRACT DRILLING

US Lower 48 States. Nabors currently markets approximately 380 drilling rigs in the US Lower 48 market. Over 160 of our land drilling rigs in the US Lower 48 states are diesel electric rigs controlled by a computerized SCR system. Approximately 230 are capable of drilling to 15,000 feet or deeper. In addition, we own 58 portable top drives for use on our rigs, depending on customer requirements.

Our domestic land well-servicing, workover and production services operation has locations in many of the major oil and natural gas producing fields in the US Lower 48 states. This operation currently provides services in eleven states and is divided into two separate geographic divisions: (i) the Central division (principally Texas and Oklahoma) and (ii) the California division. We actively market approximately 470 well-servicing rigs (including one land rig drilling on a platform offshore California), in Texas, California, Oklahoma, New Mexico, North Dakota, Montana, Arkansas, Utah and Louisiana.

Nabors had 170 land drilling rigs and 277 workover/well-servicing rigs stacked in the US Lower 48 states at December 31, 2000. We have implemented a capital expenditure program to refurbish, recommission and, in many cases, upgrade our stacked, domestic drilling fleet. Since commencing this program in September 2000, we have recommissioned 37 rigs, and expect to roll out between 70 and 100 additional rigs during 2001, if the market remains strong. We will continue to evaluate the market and may upgrade, refurbish or use the remaining stacked rigs for spare parts as conditions warrant.

Canada. We have a fleet of 35 rigs in Canada. Fourteen rigs in the fleet are diesel electric SCR rigs, 15 are equipped with top drives and 13 are capable of drilling to 15,000 feet or deeper. Many of the rigs in our Canadian fleet are capable of performing exploratory and development drilling under arctic and sub-arctic conditions.

Alaska. Nabors markets 21 arctic drilling, workover and well-servicing rigs (including 20 land rigs and one platform rig) on the North Slope and the Cook Inlet area of South Central Alaska. Eighteen of these rigs are SCR rigs, and nine are equipped with top drive units. Eleven are capable of performing drilling or workover operations to depths of 18,000 feet or deeper. These figures also include a coiled tubing drilling rig on the North Slope owned and operated through a 50%-owned joint venture.

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

Rig operations in Alaska are normally conducted 24 hours a day, seven days a week, under a term contract that is for a specific period of time or until a program is completed. Generally we are paid on a daily rate basis for these services.

International. We conduct our international operations primarily through Nabors Drilling International Limited, Pool International, Ltd. and their subsidiaries. Internationally, we provide drilling, workover and well-servicing services, both onshore and offshore, with specialized rigs designed and fabricated to meet various types of operating conditions. The International group actively markets approximately 70 land drilling rigs, 40 workover/well-servicing rigs, two pulling units, one platform and two jackup drilling rigs. Of these, over 68 are SCR rigs, 14 are equipped with top drives and 48 are capable of drilling to depths of 15,000 feet or deeper. We operate 20 of these rigs through joint ventures in Saudi Arabia and Oman (13 drilling, including one jackup, and seven workover/well-servicing rigs).

In the international markets in which we operate, we are subject to various laws and regulations with respect to the operation and taxation of our business and the import and export of our equipment from country to country, the imposition, application and interpretation of which can be uncertain. Our operations may be subject to various risks, including risk of war and civil disturbances and governmental activities that may limit or disrupt markets, restrict the movement of funds or result in the deprivation of contract rights or the taking of property without fair compensation. In certain countries, such operations may be subject to the additional risk of fluctuating currency values and exchange controls. See also "Part II - Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - The nature of Nabors' operations presents inherent risks of loss that, if not insured or indemnified against, could adversely affect its results of operations" and "- The profitability of Nabors' international operations could be adversely affected by war, civil disturbance or economic turmoil." Additional information on Nabors' foreign currency transactions can be found under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Instruments and Market Risk" on page 64 of the 2000 Annual Report, and in Note 1 of the Notes to Consolidated Financial Statements under the caption "Foreign Currency Risk" on page 75 of the 2000 Annual Report, each of which is incorporated into this document by reference.

Offshore Drilling, Workover and Well-Servicing. Nabors currently performs offshore drilling and offshore workover and well-servicing through its Nabors Offshore and various other subsidiaries. The Offshore group actively markets a fleet of 54 rigs, including 40 platform rigs (eight Sundowner(R) rigs, three 750 hp or below rigs, seven Super Sundowner(R) rigs, three concentric tubing rigs, six greater than 750 hp rigs, three MASE(R) platform drilling rigs, three self-elevating platform drilling rigs, five API-style platform drilling rigs and two land rigs converted to self-elevating offshore platform drilling rigs), 11 jackup workover rigs and three inland barge rigs. Six of the Super Sundowner(R) rigs, two of the Sundowner(R) rigs and eight of the platform drilling rigs (including the MASE(R) rigs) are equipped with portable top drive units to enhance drilling efficiency in sidetrack and horizontal drilling operations. Ten of our platform rigs are capable of operating at well depths of 20,000 feet. Twenty-two of our platform rigs are specifically designed for workover drilling.

Most of our Offshore group fleet (46 rigs) operates in the US Gulf of Mexico. We also have three offshore rigs operating in Trinidad, two in Brazil, and one each in Australia, Congo and Italy. In addition, other subsidiaries outside of our Offshore group operate five offshore rigs, of which two are jackup drilling rigs located in the Middle East and three are platform rigs located in Ecuador, California and the Cook Inlet in Alaska. We also provide plugging and abandonment services on the US Gulf Coast.

Additional information regarding our rig fleet can be found on pages 50 and 51 of the 2000 Annual Report.

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

We manufacture our rig instrumentation systems at our Magnolia, Texas facility. We develop our rig reporting and related software out of our Houston, Texas office. We sell or lease these products to customers within the oil and gas industry, domestically and abroad. We provide mudlogging services within the US Lower 48 states and Alaska. A substantial portion of our sales are made to other Nabors companies.

We also provide site and road construction, rig transportation, fluid hauling and related oilfield services in Alaska, principally through our Peak Oilfield Services joint venture. In the US Lower 48 states, we provide rig transportation and related services through our Peak USA Energy Services subsidiary, primarily to our other operations.

Our offshore support vessels, which operate primarily in the Gulf of Mexico, provide marine transportation of drilling materials, supplies and crews for offshore rig operations and support for other offshore facilities. We also provide offshore logistical support to drilling and workover operations, pipe-laying and other construction, production platforms and geophysical operations. Nabors markets 30 support vessels, including ten recently-constructed platform supply vessels, 12 conventional offshore supply vessels, six mini-supply vessels, one oceanographic research vessel and one anchor handling tug supply vessel. Our supply vessels are used as freight-carrying vessels for drill pipe, tubing, casing, drilling mud and other equipment to drilling rigs and production platforms. Lengths for our supply vessels range from 166 to 220 feet. Our mini-supply vessels are used primarily in support of well service and production operations, such as moving offshore pipe, fluids and equipment for offshore workovers. Mini-supply vessel lengths range from 130 to 150 feet. Our research vessel, which is 150 feet in length, is used to carry equipment and personnel necessary to perform offshore seismic surveys. Our anchor handling tug supply vessel is used to tow rigs to offshore locations and position anchors of floating drilling rigs and pipe-laying vessels. The vessel is 200 feet long, with 6,140 horsepower, and could be converted to a larger supply vessel if market conditions warranted.

Nabors' domestic onshore well-servicing and workover operation also provides production services consisting chiefly of fluid hauling and fluid storage tank rental. The production services assets, located primarily in Texas, consist of over 300 fluid hauling trucks and 12 salt water disposal wells, which are utilized for the transportation and disposal of drilling and used completion fluids and salt water produced from operating wells, and approximately 950 fluid storage tanks, which are utilized for the storage of fluids used in the fracturing of producing zones during the completion or workover of wells.

ENGINEERING DEVELOPMENTS

In recent years, Nabors has been increasingly involved in engineering research and development with respect to the commercialization of new drilling technology. We own the rights to several proprietary designs and innovations which, when applied to our rigs, can substantially reduce the costs of drilling and working on offshore wells. These proprietary designs are being applied to a new generation of modular MASE(R) rigs specifically for drilling. Three MASE(R) rigs are presently operational.

Our Canrig subsidiary manufactures and markets electric top drives that are designed with enhanced safety and drilling efficiency features. This top drive design includes fixed and portable units that are being utilized in a broad range of land and offshore applications.

In 1998, Nabors obtained certain license rights to build and operate drilling rigs using coiled tubing technology developed by Transocean Sedco Forex. We operate one rig on the North Slope of Alaska that employs this technology in a joint venture with Transocean.

Nabors' engineers have obtained new patents during the past year and have patent applications pending for new technology associated with drilling activities. Our patents generally cover designs for various types of oilfield equipment and methods for conducting certain oilfield activities. We use some of these designs and methods in the conduct of our business. The patents expire at various times through the year 2018. We also have several trademarks and service marks that we use in various aspects of our business. These include Sundowner(R), MASE(R) and RIGWATCH(TM). While management believes Nabors' patent and trademark rights are valuable, their expiration or loss would not have a material adverse effect on our financial statements or results of operations. The costs associated with our research and development are not material to Nabors.

CUSTOMERS

Our customers include major oil and gas companies, foreign national oil and gas companies and independent oil and gas companies. No customer provided in excess of 10% of consolidated revenues in 2000 or in 1999.

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

Certain competitors are present in more than one of Nabors' operating regions, although no one competitor operates in all of these areas. In the US Lower 48 states, there are several hundred competitors with smaller national, regional or local rig operations. In domestic land workover/well-servicing, we compete with Key Energy Services, Inc., which owns approximately 1,400 well-servicing rigs (according to its public filings), and with numerous other competitors having smaller regional or local rig operations. In the Alaska market, Nabors has four major competitors. In Canada and offshore, Nabors competes with several firms of varying size many of which have more significant operations in those areas than Nabors. Internationally, Nabors competes directly with various contractors at each location where it operates. Nabors believes that the market for land drilling, workover and well-servicing contracts will continue to be competitive for the foreseeable future. Although Nabors believes it has a strong competitive position in the domestic land drilling, workover and well-servicing sector, certain of our competitors internationally and offshore may be better positioned and have newer and more desirable equipment, allowing them to compete more effectively.

Seasonality is not a significant factor with respect to our operations. However, the contract drilling, workover and well-servicing industry has been cyclical historically, with significant volatility in profitability and rig values. This industry cyclicality has been due to changes in the level of domestic oil and gas exploration and development activity and the available supply of drilling rigs. From 1982 until 1996, the contract drilling business was severely impacted by the decline and continued instability in the prices of oil and natural gas following a period of significant increase in new drilling rig capacity. Rising prices in 1997 gave way to a steep decline that continued through 1998 and most of 1999. Although the market improved substantially in 2000, the rapid, severe downturn in 1998 that continued into 1999, illustrates the dependence of the industry on oil and natural gas prices.

Our manufacturing and logistics segment represents a relatively small part of our business, and there are numerous competitors in each area in which we operate who may have greater resources and may be better positioned than Nabors. Canrig is one of the six major manufacturers of top drives. Its largest competitors are Varco, Tesco and National Oilwell. EPOCH's largest competitor in the manufacture of rig instrumentation systems is Varco's Totco subsidiary. Mudlogging services are provided by a number of entities that serve the oil and gas industry on a regional basis. EPOCH competes for mudlogging customers with Sperry Sun and Baker Hughes in the Gulf Coast region, California and Alaska. In the US Lower 48 states, there are hundreds of rig transportation companies, and there are at least three or four that compete with Peak USA in each of its operating regions. In Alaska, Peak Oilfield Services principally competes with Alaska Petroleum Contractors for road, pad and pipeline maintenance, and is one of many drill site and road construction companies, the largest of which is VECO Corporation. We also compete with numerous offshore support vessel operators in the Gulf of Mexico on the basis of quality of service, price, vessel suitability and availability and reputation.

ACQUISITIONS AND DIVESTITURES

ACQUISITIONS

We have grown from a land drilling business centered in Canada and Alaska to an international business with operations on land and offshore in many of the major oil, gas and geothermal markets in the world. At the beginning of 1990, our fleet consisted of 44 land drilling rigs in Canada, Alaska and in various international markets. Today, Nabors' worldwide fleet consists of over 500 land drilling rigs, approximately 740 domestic and 40 international land workover and well-servicing rigs, 43 offshore platform rigs, 13 jackups, three barge rigs, 30 marine transportation and support vessels, and a large component of trucks and fluid hauling vehicles. Much of this growth was fueled by strategic acquisitions, as summarized in the following chart:

     DATE       ACQUIRED OR SELLING ENTITY         ASSETS ACQUIRED(1)                  LOCATIONS
     ----       --------------------------         ------------------                  ---------
       3/1990   Loffland Brothers Company          63 rigs; yards; miscellaneous     North Sea, Middle East,
                                                   equipment and inventory;          Canada, US Lower 48, Gulf of
                                                   financial assets                  Mexico, Venezuela

      11/1990   Henley Drilling Co.                11 rigs                           US Lower 48, Yemen

       6/1993   Grace Drilling Co.                 110 rigs; yards;                  US Lower 48
                                                   miscellaneous equipment
                                                   and inventory

       4/1994   MND Drilling                       16 land rigs                      US Lower 48

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

         1994   Various                            8 mobile, medium-depth rigs       US Lower 48

       1/1995   Delta Drilling Company             30 rigs (15 SCR, 15,000+          Texas, Louisiana
                                                   capable depth), yards and
                                                   office facilities

       4/1996   Exeter Drilling Company            49 shallow and medium depth rigs  United States (47),
                                                                                     International (2)

       4/1996   J.W. Gibson Well Servicing         78 workover and well-servicing    Rocky Mountains, Mid-continent
                Company(2)                         rigs (10 leased from third        Region
                                                   parties)

      11/1996   EPOCH Well Logging, Inc.           Mud logging units                 Not applicable

      12/1996   Noble Drilling Company             47 land rigs (19 operating and    United States (38),
                                                   28 stacked); yards; equipment     Canada (9)
                                                   and inventory

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

      12/1997   C.A.P.E. International, Inc.       Rig reporting software            Not applicable

       5/1998   New Prospect Drilling Company      6 land rigs                       Arkansas, Oklahoma

       5/1998   Can-Tex Drilling & Exploration,    7 land rigs                       Alberta, Canada
                Ltd.

     DATE       ACQUIRED OR SELLING ENTITY         ASSETS ACQUIRED(1)                  LOCATIONS
     ----       --------------------------         ------------------                  ---------

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

      11/1999   Pool Energy Services Co.           790 land well                     US Lower 48, Gulf of Mexico,
                                                   servicing/workover rigs (470      Alaska, International
                                                   actively marketed); 34 land
                                                   rigs; 25 offshore rigs; 300+
                                                   fluid handling trucks; 1,060
                                                   storage tanks and 15 salt-water
                                                   disposal wells; 27 offshore
                                                   supply vessels

      12/1999-  Various                            7 offshore supply vessels (5      Gulf of Mexico
      10/2000                                      new-builds)

      12/2000   Parker Drilling Company            1 arctic land rig; 1 ball mill    Alaska
                                                   unit

---------------

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

DIVESTITURES

From time to time, we may sell a subsidiary or group of assets outside of our core markets or business, if it is economically advantageous for us to do so. During 2000, we sold one older supply vessel, because it no longer met our fleet profile. In January 1998, Nabors sold its J.W. Gibson Well Service Company subsidiary to Key Energy Group, Inc. (now known as Key Energy Services, Inc.). We acquired Gibson as part of the Exeter Drilling Company acquisition in 1996. Gibson represented Nabors' entry into the domestic well servicing business. However, at the time, Nabors' management did not believe it could establish a dominant position in that business, and determined to sell the subsidiary. On completing the sale, we received $20 million plus the value of Gibson's working capital in cash, 100,000 shares of Key Energy common stock and warrants to acquire 265,000 shares of Key Energy common stock at an exercise price of $18 per share, subject to adjustment. We recorded a pre-tax gain on the sale of approximately $16.0 million during 1998. (Nabors exercised the warrants, as adjusted, in January 2000, and acquired 1,673,684 shares of Key Energy stock at an adjusted exercise price of $2.85 per share. Nabors has since sold 834,500 of such shares in market transactions.)

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

EMPLOYEES

As of December 31, 2000, Nabors employed approximately 17,980 persons, of whom approximately 2,380 were employed by unconsolidated affiliates. On October 18, 2000, the National Labor Relations Board confirmed the selection of a collective bargaining representative at our Alaska drilling subsidiary. The unit to be represented is comprised of approximately 500 members at December 31, 2000 and covers most non-supervisory drilling and related field personnel working on or about our rigs within the State of Alaska. Negotiations with the union commenced in December 2000. We anticipate that our relations with the union will be agreeable, and that the formation and continuation of a collective bargaining unit at our Alaska drilling subsidiary will not have any materially adverse impact on the operations of that entity or Nabors as a whole. Certain rig employees in Argentina, Venezuela and Australia are represented by collective bargaining units. We believe our relationship with our employees generally is good.

ITEM 2.  PROPERTIES

Information regarding Nabors' rig fleet can be found on pages 50 and 51 of the 2000 Annual Report and is incorporated into this document by reference.

Many of the international drilling rigs and certain of the Alaska rigs in our fleet are supported by mobile camps which house the drilling crews and a significant inventory of spare parts and supplies. In addition, we own various trucks, forklifts, cranes, earth moving and other construction and transportation equipment which are used to support the drilling and logistics operations.

Nabors and its subsidiaries own or lease executive and administrative office space in Houston, Texas (headquarters); Anchorage, Alaska; Harvey, Houma, Arcadia, New Iberia and Lafayette, Louisiana; Bakersfield, California; Magnolia, Texas; Calgary and Nisku, Alberta, Canada; Sana'a, Yemen; Dubai, U.A.E.; Dhahran, Saudi Arabia; and Anaco, Venezuela. We also own or lease a number of facilities and storage yards used in support of operations in each of our geographic markets. Until December 31, 2000, we also leased from an unrelated party a 65-acre former rig and equipment manufacturing and storage facility in San Angelo, Texas, which includes approximately 245,000 square feet of buildings and other structural facilities. We terminated the lease on December 31, 2000 pursuant to its terms, and have outstanding an irrevocable offer to purchase the facility, pay deferred rent and refund a ground lease prepayment, for an aggregate of $8,635,109. Our former landlord disputes exercise of the purchase option, and the matter is in litigation.

Additional information about our properties can be found in Notes 1 (under the caption "Property, Plant and Equipment"), 4 and 11 (under the caption "Operating Leases") of the Notes to Consolidated Financial Statements on pages 73, 78 and 85, respectively, of the 2000 Annual Report and is incorporated into this document by reference. The revenues and property, plant and equipment by geographic area for the fiscal years ended December 31, 1998, 1999 and 2000, can be found in Note 14 of the Notes to Consolidated Financial Statements in the table on page 89 of the 2000 Annual Report, and are incorporated into this document by reference.

Nabors' management believes that our equipment and facilities are adequate to support our current level of operations as well as an expansion of drilling operations in those geographical areas where we may expand.

ITEM 3.  LEGAL PROCEEDINGS

Information with respect to legal proceedings can be found in Note 11 of the Notes to Consolidated Financial Statements under the caption "Contingencies" on pages 85 and 86 of the 2000 Annual Report and is incorporated into this document by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of Nabors' security holders during the quarter ended December 31, 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET AND STOCK PRICES

The information called for by this item can be found under the caption "Corporate Information - Price of Common Stock" on page 90 of the 2000 Annual Report and is incorporated into this document by reference.

DIVIDEND POLICY

Nabors has not declared or paid any cash dividends on its common stock since 1982. We do not intend to pay any cash dividends on our common stock for the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

The information called for by this item can be found under the caption "Selected Financial Data" on pages 54 and 55 of the 2000 Annual Report and is incorporated into this document by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information called for by this item can be found under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 56 through 65 of the 2000 Annual Report and is incorporated into this document by reference. In addition, the principal risks associated with Nabors' business are noted below.

FLUCTUATIONS IN OIL AND GAS PRICES COULD ADVERSELY AFFECT DRILLING ACTIVITY AND NABORS' REVENUES, CASH FLOWS AND PROFITABILITY

Nabors' operations are materially dependent upon the level of activity in oil and gas exploration and production. Both short-term and long-term trends in oil and gas prices affect the level of such activity. Oil and gas prices and, therefore, the level of drilling, exploration and production activity can be volatile. Worldwide military, political and economic events, including initiatives by the Organization of Petroleum Exporting Countries, affect both the demand for, and the supply of, oil and gas. Fluctuations during the last few years in the demand and supply of oil and gas have contributed to, and are likely to continue to contribute to, price volatility. Nabors believes that any prolonged reduction in oil and gas prices would depress the level of exploration and production activity. This would likely result in a corresponding decline in the demand for Nabors' services and could have a material adverse effect on Nabors' revenues, cash flows and profitability. There can be no assurances as to the future level of demand for Nabors' services or future conditions in the oil and gas and oilfield services industries.

NABORS OPERATES IN A HIGHLY COMPETITIVE INDUSTRY WITH EXCESS DRILLING CAPACITY, WHICH MAY ADVERSELY AFFECT NABORS' RESULTS OF OPERATIONS

The oilfield services industry in which Nabors operates is very competitive. Contract drilling companies compete primarily on a regional basis, and competition may vary significantly from region to region at any particular time. Many drilling, workover and well-servicing rigs can be readily moved from one region to another in response to changes in levels of activity, which may result in an oversupply of rigs in such area. In many markets in which Nabors operates, the number of rigs available for use exceeds the demand for rigs, resulting in price competition. Most drilling and workover contracts are awarded on the basis of competitive bids, which also results in price competition. The land drilling market generally is more competitive than the offshore drilling market because there are larger numbers of rigs and competitors.

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

See also "Part I - Item 1 - Business - Competitive Conditions."

THE NATURE OF NABORS' OPERATIONS PRESENTS INHERENT RISKS OF LOSS THAT, IF NOT INSURED OR INDEMNIFIED AGAINST, COULD ADVERSELY AFFECT ITS RESULTS OF OPERATIONS

Nabors' operations are subject to many hazards inherent in the drilling, workover and well-servicing industries, including blowouts, cratering, explosions, fires, loss of well control, loss of hole, damaged or lost drilling equipment and damage or loss from inclement weather. Any of these hazards could result in personal injury or death, damage to or destruction of equipment and facilities, suspension of operations, environmental damage and damage to the property of others. Nabors' offshore operations are also subject to the hazards of marine operations including capsizing, grounding, collision, damage from heavy weather or sea conditions and unsound bottom conditions. In addition, Nabors' international operations are subject to risks of war, civil disturbances or other political events. Generally, drilling contracts provide for the division of responsibilities between a drilling company and its customer, and Nabors seeks to obtain indemnification from its customers by contract for certain of these risks. To the extent that Nabors is unable to transfer such risks to customers by contract or indemnification agreements, Nabors seeks protection through insurance which its management considers to be adequate. However, there is no assurance that such insurance or indemnification agreements will adequately protect Nabors against liability from all of the consequences of the hazards described above. The occurrence of an event not fully insured or indemnified against, or the failure of a customer or insurer to meet its indemnification or insurance obligations, could result in substantial losses to Nabors. In addition, there can be no assurance that insurance will be available to cover any or all of these risks, or, even if available, that it will be adequate or that insurance premiums or other costs will not rise significantly in the future, so as to make such insurance prohibitive.

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

NONCOMPLIANCE WITH GOVERNMENTAL REGULATION OR EXPOSURE TO ENVIRONMENTAL LIABILITIES COULD ADVERSELY AFFECT NABORS' RESULTS OF OPERATIONS

The drilling of oil and gas wells is subject to various federal, state, local and foreign laws, rules and regulations. The cost to Nabors of compliance with these laws and regulations may be substantial. For example, federal law imposes specific design and operational standards on rigs and platforms. Failure to comply with these requirements could subject Nabors to substantial civil and criminal penalties as well as potential court injunctions. In addition, federal law imposes a variety of regulations on "responsible parties" related to the prevention of oil spills and liability for damages from such spills. Nabors, as an owner and operator of onshore and offshore rigs and transportation equipment may be deemed to be a responsible party under federal law. In addition, our well-servicing, workover and production services operations routinely involve the handling of significant amounts of waste materials, some of which are classified as hazardous substances. Our operations and facilities are subject to numerous state and federal environmental laws, rules and regulations, including, without limitation, laws concerning the containment and disposal of hazardous substances, oilfield waste and other waste materials, the use of underground storage tanks and the use of underground injection wells. Nabors generally tries to require its customers to contractually assume responsibility for compliance with environmental regulations. However, Nabors is not always successful in shifting all of these risks nor is there any assurance that the applicable customer will be financially able to bear those risks assumed.

We employ personnel responsible for monitoring environmental compliance and arranging for remedial actions that may be required from time to time and also use outside experts to advise on and assist with our environmental compliance efforts. Costs we incur to investigate and remediate contaminated sites are expensed unless the remediation extends the useful lives of the assets employed at the site. Remediation costs that extend the useful lives of the assets are capitalized and amortized over the remaining useful lives of such assets. Liabilities are recorded when the need for environmental assessments and/or remedial efforts become known or probable and the cost can be reasonably estimated.

Laws protecting the environment generally have become more stringent than in the past and are expected to continue to become more so. Under the Comprehensive Environmental Response, Compensation and Liability Act, also known as CERCLA or Superfund, and related state laws and regulations, joint and several liability can be imposed without regard to fault or the legality of the original conduct on certain classes of persons that contributed to the release of a "hazardous substance" into the environment. Under CERCLA, such persons may be liable for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for the neighboring land owners and other third parties to file claims for personal injury, property damage and recovery of response costs allegedly caused by the hazardous substances released into the environment. We have been notified of our possible responsibility with respect to the cleanup of a federal national priority list site and a state abandoned site, which were formerly operated by parties unrelated to Nabors as oilfield waste disposal facilities. In addition, we have been named as a potentially responsible party with respect to the cleanup of three other sites which were formerly operated by various parties unrelated to Nabors. Nabors believes that its cost to clean up each of these sites will be less than $100,000. Although at this time information regarding our possible responsibility with respect to cleanup of the federal national priority list site and the state abandoned site has not been fully developed and it is not feasible to predict such outcome with certainty, management is of the opinion that their ultimate resolution should not have a material adverse effect on our financial statements or results of operations.

Changes in federal and state environmental regulations may also negatively impact oil and natural gas exploration and production companies, which in turn could have a material adverse effect on Nabors. For example, legislation has been proposed from time to time in Congress which would reclassify oil and natural gas production wastes as hazardous wastes. If enacted, such legislation could dramatically increase operating costs for domestic oil and natural gas companies and this could reduce the market for our services by making many wells and/or oilfields uneconomical to operate.

With respect to our offshore support vessel operations, we are affected by additional governmental regulations. Under the Merchant Marine Act of 1920, as amended, if persons other than U.S. citizens own in the aggregate in excess of 25% of Nabors' outstanding stock, our U.S. flagged vessels would lose the privilege of engaging in the transportation of merchandise in the U.S. coastwise trade. In addition, our offshore support vessel operations are materially affected by federal, state and local regulation, as well as certain international conventions and private industry organizations. These regulations govern worker health and safety and the manning, construction and operation of vessels. Private industry organizations establish safety criteria and are authorized to investigate vessel accidents and recommend approved safety standards. The failure to comply with the requirements of any of these laws or the rules or regulations of these agencies and organizations could have a material adverse effect on our offshore support vessel operations.

The Oil Pollution Act of 1990, as amended, contains provisions specifying responsibility for removal costs and damages resulting from discharges of oil into navigable waters or onto the adjoining shorelines. Among other requirements, this law requires owners and operators of vessels over 300 gross tons to provide the U.S. Coast Guard with evidence of financial responsibility to cover the costs of cleaning up oil spills from such vessels. We believe we have provided satisfactory evidence of financial responsibility to the U.S. Coast Guard for all vessels over 300 tons. In addition, the Outer Continental Shelf Lands Act provides the federal government with broad discretion in regulating the leasing of offshore oil and gas production sites. Because our offshore support vessel operations rely on offshore oil and gas exploration and production, if the government were to exercise its authority under this law to restrict the availability of offshore oil and gas leases, such an action could have a material adverse effect on our offshore support vessel operations.

NABORS, AS A HOLDING COMPANY, DEPENDS ON ITS SUBSIDIARIES TO MEET ITS FINANCIAL OBLIGATIONS

Nabors is a holding company with no significant assets other than the stock of our subsidiaries. In order to meet our financial needs, Nabors relies exclusively on repayments of interest and principal on intercompany loans made by Nabors to its operating subsidiaries and income from dividends and other cash flow from such subsidiaries. There can be no assurance that Nabors' operating subsidiaries will generate sufficient net income to pay upstream dividends or cash flow to make payments of interest and principal to Nabors in respect of its intercompany loans. In addition, from time to time, Nabors' operating subsidiaries may enter into financing arrangements which may contractually restrict or prohibit such upstream payments to Nabors.

UNDER EXISTING DIVIDEND POLICY, NABORS DOES NOT PAY DIVIDENDS

As part of Nabors' policy, Nabors has not paid any dividends on its common stock since 1982. Nabors does not anticipate that it will pay any dividends on its common stock in the foreseeable future.

AS NABORS AND ITS OPTION, WARRANT AND CONVERTIBLE SECURITIES HOLDERS HAVE A CONSIDERABLE NUMBER OF SHARES OF COMMON STOCK AVAILABLE FOR ISSUANCE AND RESALE, SIGNIFICANT ISSUANCES OR RESALES IN THE FUTURE MAY ADVERSELY AFFECT THE MARKET PRICE OF NABORS COMMON STOCK

As of March 27, 2001, there were 400,000,000 authorized shares of Nabors common stock, of which 146,810,020 shares were issued and outstanding. In addition, 26,654,009 shares of Nabors common stock were reserved for issuance pursuant to option and employee benefit plans, 237,800 shares of Nabors common stock were reserved for issuance upon the exercise of outstanding warrants and 18,630,150 shares were reserved for issuance upon conversion or repurchase of outstanding zero coupon convertible debentures. The exercise price of most of the options is substantially lower than the trading prices of Nabors common stock on that date. Certain of the shares to be issued pursuant to the exercise of options may be "restricted securities," as that term is defined in Rule 144 promulgated under the Securities Act. The sale, or availability for sale, of substantial amounts of Nabors common stock in the public market, whether directly by Nabors or due to the exercise of warrants or options (and, where applicable, sales pursuant to Rule 144) or to the conversion into, or repurchase of debentures using, common stock, could adversely affect the prevailing market price of Nabors common stock and could impair our ability to raise additional capital through the sale of equity securities.

PROVISIONS OF NABORS' ORGANIZATIONAL DOCUMENTS MAY DETER A CHANGE OF CONTROL TRANSACTION AND DECREASE THE LIKELIHOOD OF A STOCKHOLDER RECEIVING A CHANGE OF CONTROL PREMIUM

Nabors' board of directors is divided into three classes of directors, with each class serving a staggered three-year term. In addition, our board of directors has the authority to issue a significant amount of common stock and up to 10,000,000 shares of preferred stock and to determine the price, rights (including voting rights), conversion ratios, preferences and privileges of the preferred stock, in each case without further vote or action by the holders of the common stock. Although Nabors has no present plans to issue shares of common or preferred stock, the classified board and the Nabors board's ability to issue additional shares of common or preferred stock may discourage, delay or prevent changes in control of Nabors that are not approved by the Nabors board, thereby possibly preventing certain Nabors' stockholders from realizing a possible premium on their shares.

NABORS HAS A SUBSTANTIAL AMOUNT OF DEBT OUTSTANDING; THE REPURCHASE FEATURE OF THE ZERO COUPON DEBT MAY HAVE A TEMPORARY ADVERSE EFFECT ON OUR STOCK

Nabors had approximately $1.7 billion in debt outstanding at March 13, 2001, resulting in a debt-to-capitalization ratio of 0.475:1.00. Due to restrictions under our credit agreement, Nabors is unlikely to be able to incur any significant additional debt obligations for the foreseeable future.

Nabors has outstanding two series of 20-year zero coupon senior convertible debentures due 2020 and 2021, respectively. Each has a feature that permits us to pay all or a portion of the purchase price for debentures that are put to us in common stock instead of cash. Because the market price of the common stock we may use to repurchase some or all of the debentures for common stock when they are put to us will be determined after we announce our decision to repurchase debentures with common stock, decreases in the market price during the determination period would require us to issue a greater number of shares for this repurchase than we might have had to issue as of the date of the announcement of our decision. This potential downward pressure on our stock price may, in turn, adversely affect the market price of our common stock at such time.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item can be found under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Instruments and Market Risk" on pages 64 and 65 of the 2000 Annual Report and is incorporated into this document by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and notes thereto, together with the report thereon of PricewaterhouseCoopers LLP, appear on pages 66 through 89 of the 2000 Annual Report and are incorporated herein by reference. With the exception of the specific information expressly incorporated into Items 1, 2, 3, 5, 6, 7, 7A, 8 and 14 of this document, the 2000 Annual Report is not deemed to be filed as part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by this item will be contained in the Nabors Industries, Inc. definitive proxy statement to be distributed in connection with its 2001 annual meeting of stockholders under the captions "Election of Directors" and "Executive Officers" and is incorporated into this document by reference.

Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934 requires Nabors' directors and executive officers, and persons who own more than 10% of a registered class of Nabors' equity securities, to file with the Securities and Exchange Commission and the American Stock Exchange initial reports of ownership and reports of changes in ownership of common stock and other equity securities of Nabors. Officers, directors and greater than 10% shareholders are required by Commission regulation to furnish Nabors with copies of all Section 16(a) forms which they file.

To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, with regard to the period from January 1, 1998 to December 31, 2000, all Section 16(a) filings required to be made by Nabors' officers, directors and greater than 10% beneficial owners were timely filed, except that one outside director, James L. Payne, inadvertently filed a Form 4 regarding a single sale transaction one month later than required under Section 16(a).

ITEM 11. EXECUTIVE COMPENSATION

Except as specified in the following sentence, the information called for by this item will be contained in the 2001 proxy statement under the caption "Remuneration of Management" and is incorporated into this document by reference. Information in Nabors' 2001 proxy statement not deemed to be "soliciting material" or "filed" with the Commission under its rules, including the Report of the Compensation Committee on Executive Compensation, the

Report of the Audit Committee and the Five Year Stock Performance Graph, is not deemed to be incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by this item will be contained in Nabors' 2001 proxy statement under the caption "Share Ownership of Management and Principal Shareholders" and is incorporated into this document by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this item will be contained in Nabors' 2001 proxy statement under the captions "Business Relationships" and "Compensation Committee Interlocks and Insider Participation" and is incorporated into this document by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report:

         (1) The consolidated financial statements of Nabors Industries, Inc. and subsidiaries, and the notes thereto, are incorporated herein by reference from the 2000 Annual Report commencing from the respective page numbers indicated:

                                                                        Page No.
                                                                        --------
         Report of Independent Accountants..................................  66
         Consolidated Balance Sheets........................................  67
         Consolidated Statements of Income..................................  68
         Consolidated Statements of Cash Flows..............................  69
         Consolidated Statements of Changes in Stockholders' Equity.........  70
         Notes to Consolidated Financial Statements.........................  72

         (2)      Financial Statement Schedules

                  Supplemental schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or related notes.

(b)      Exhibits


         Exhibit No.      Description
         -----------      -----------
         3.1              Restated Certificate of Incorporation of Nabors
                          Industries, Inc. dated March 4, 1997 (Incorporated by
                          reference to the exhibits to Form 10-Q, File No.
                          1-9245, filed May 16, 1997)

         3.2              Amendment to Restated Certificate of Incorporation of
                          Nabors Industries, Inc. dated June 7, 2000
                          (Incorporated by reference to exhibits to Form 8-K, File No. 1-9245, filed June 22, 2000)

         3.3              Restated By-Laws of the Nabors Industries, Inc.
                          adopted December 4, 1997 (Incorporated by reference to the exhibits to Form 10-K, File No. 1-9245, filed
                          December 29, 1997)

         4.1              Indenture dated as of March 1, 1999 between Nabors
                          Industries, Inc., as Issuer, and Norwest Bank
                          Minnesota, National Association, as Trustee, in connection with $325,000,000 aggregate principal amount of 6.80% Notes due 2004 (Incorporated by reference to Post-Effective Amendment No. 1 to
                           Registration Statement on Form S-3, Registration No.
                           333-25233, filed March 5, 1999)

         4.2               Supplemental Indenture No. 1 dated as of March 1,
                           1999 between Nabors Industries, Inc., as Issuer, and
                           Norwest Bank Minnesota, National Association, as
                           Trustee, in connection with the 6.80% Notes
                           (Incorporated by reference to Post-Effective
                           Amendment No. 1 to Registration Statement on Form
                           S-3, Registration No. 333-25233, filed March 5, 1999)

         4.3               Indenture dated as of March 31, 1998 among Pool
                           Energy Services Co., the guarantors named therein and Marine Midland Bank, as trustee, with respect to $150,000,000 aggregate principal amount of 8-5/8%
                           Senior Subordinated Notes due 2008, Series A and B
                           (Incorporated by reference to the exhibits to Form
                           10-K, File No. 1-9245, filed March 30, 2000)

         4.4 Supplemental Indenture dated as of March 31, 1998 among Pool Energy Services Co., the guarantors named therein and Marine Midland Bank, as trustee
                           (Incorporated by reference to the exhibits to Form
                           10-K, File No. 1-9245, filed March 30, 2000)

         4.5               Second Supplemental Indenture dated as of December 1,
                           1999 among Nabors Holding Company (formerly Pool
                           Energy Services Co.), the guarantors named therein and HSBC Bank USA (formerly Marine Midland Bank), as trustee (Incorporated by reference to the exhibits to Form 10-K, File No. 1-9245, filed March 30, 2000)

         4.6               Third Supplemental Indenture dated as of February 14,
                           2000 among Nabors Holding Company, the guarantors named therein and HSBC Bank USA (Incorporated by reference to the exhibits to Form 8-K dated February
                           2, 2000, File No. 1-9245, filed February 24, 2000)

         4.7               Indenture dated as of June 20, 2000 between Nabors
                           Industries, Inc. and Bank One, N.A., as Trustee, in connection with $825,000,000 original principal amount of Zero Coupon Convertible Senior Debentures due 2020 (Incorporated by Reference to the exhibits to Form 8-K, File No. 1-9245, filed June 22, 2000)

         4.8               Form of Debenture (contained in Exhibit 4.7)

         4.9 First Supplemental Indenture dated July 5, 2000 between Nabors Industries, Inc. and Bank One, N.A., as Trustee, in connection with the Zero Coupon
                           Convertible Senior Debentures due 2020 (Incorporated by reference to Registration Statement on Form S-3, Registration No. 333-44532, filed August 25, 2000)

         4.10              Registration Rights Agreement dated as of June 15,
                           2000 between Nabors Industries, Inc. and the initial
                           purchaser of the Zero Coupon Convertible Senior
                           Debentures due 2020 (Incorporated by reference to the
                           exhibits to Form 8-K, File No. 1-9245, filed June 22,
                           2000)

         4.11 Indenture dated as of February 5, 2001 between the Nabors Industries, Inc. and Bank One, N.A., as
                           Trustee, in connection with $1,382,200,000 principal amount at maturity of Zero Coupon Convertible Senior
                           Debentures due 2021

         4.12              Form of Debenture (contained in Exhibit 4.11)

         4.13              Registration Rights Agreement dated as of January 31,
                           2000 between Nabors Industries, Inc. and the initial purchaser of the Zero Coupon Convertible Senior
                           Debentures due 2021

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

         11                Computation of Per Share Earnings

         12                Computation of Ratios of Earnings to Fixed Charges

         13(1)             2000 Annual Report of Nabors Industries, Inc.

         21                Significant Subsidiaries of Nabors Industries, Inc.

         23                Consent of Independent Accountants

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

         99.2 Waiver and First Amendment to Credit Agreement dated as of March 19, 2001

----------

(1) With the exception of the specific information expressly incorporated into Items 1, 2, 3, 5, 6, 7, 7A, 8 and 14 of this document, the 2000 Annual Report is not deemed to be filed as part of this report.

(+)   Management contract or compensatory plan or arrangement

(c)      Reports on Form 8-K:

     o Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2001 with regard to issuance and sale of zero coupon convertible senior debentures due 2021.

     o Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2001 with regard to the exercise of the initial purchaser's option to acquire additional zero coupon convertible senior debentures due 2021.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 30, 2001.

                                        NABORS INDUSTRIES, INC.


                                        By:  /s/ Anthony G. Petrello
                                             ----------------------------------
                                               Anthony G. Petrello
                                               President and Chief Operating
                                                 Officer

                                        By:  /s/ Bruce P. Koch
                                             ----------------------------------
                                               Bruce P. Koch
                                               Vice President - Finance
                                               (Principal Financial and
                                                 Accounting Officer)


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

 Signature                                                    Title                              Date
 ---------                                                    -----                              ----
/s/ Eugene M. Isenberg                               Chairman and                       March 30, 2001
------------------------------------                 Chief Executive Officer
Eugene M. Isenberg

/s/ Anthony G. Petrello                              President and                      March 30, 2001
------------------------------------                 Chief Operating Officer
Anthony G. Petrello

/s/ Richard A. Stratton                              Vice Chairman                      March 30, 2001
------------------------------------
Richard A. Stratton

/s/ James L. Payne                                   Director                           March 30, 2001
------------------------------------
James L. Payne

/s/ Hans Schmidt                                     Director                           March 30, 2001
------------------------------------
Hans Schmidt

/s/ Myron M. Sheinfeld                               Director                           March 30, 2001
------------------------------------
Myron M. Sheinfeld

/s/ Jack Wexler                                      Director                           March 30, 2001
------------------------------------
Jack Wexler

/s/ Martin J. Whitman                                Director                           March 30, 2001
------------------------------------
Martin J. Whitman

                               INDEX TO EXHIBITS

         Exhibit No.       Description
         -----------       -----------
         3.1               Restated Certificate of Incorporation of Nabors
                           Industries, Inc. dated March 4, 1997 (Incorporated by
                           reference to the exhibits to Form 10-Q, File No.
                           1-9245, filed May 16, 1997)

         3.2               Amendment to Restated Certificate of Incorporation of
                           Nabors Industries, Inc. dated June 7, 2000
                           (Incorporated by reference to exhibits to Form 8-K, File No. 1-9245, filed June 22, 2000)

         3.3               Restated By-Laws of the Nabors Industries, Inc.
                           adopted December 4, 1997 (Incorporated by reference to the exhibits to Form 10-K, File No. 1-9245, filed
                           December 29, 1997)

         4.1               Indenture dated as of March 1, 1999 between Nabors
                           Industries, Inc., as Issuer, and Norwest Bank
                           Minnesota, National Association, as Trustee, in connection with $325,000,000 aggregate principal amount of 6.80% Notes due 2004 (Incorporated by reference to Post-Effective Amendment No. 1 to
                           Registration Statement on Form S-3, Registration No.
                           333-25233, filed March 5, 1999)

         4.2               Supplemental Indenture No. 1 dated as of March 1,
                           1999 between Nabors Industries, Inc., as Issuer, and
                           Norwest Bank Minnesota, National Association, as
                           Trustee, in connection with the 6.80% Notes
                           (Incorporated by reference to Post-Effective
                           Amendment No. 1 to Registration Statement on Form
                           S-3, Registration No. 333-25233, filed March 5, 1999)

         4.3               Indenture dated as of March 31, 1998 among Pool
                           Energy Services Co., the guarantors named therein and Marine Midland Bank, as trustee, with respect to $150,000,000 aggregate principal amount of 8-5/8%
                           Senior Subordinated Notes due 2008, Series A and B
                           (Incorporated by reference to the exhibits to Form
                           10-K, File No. 1-9245, filed March 30, 2000)

         4.4 Supplemental Indenture dated as of March 31, 1998 among Pool Energy Services Co., the guarantors named therein and Marine Midland Bank, as trustee
                           (Incorporated by reference to the exhibits to Form
                           10-K, File No. 1-9245, filed March 30, 2000)

         4.5               Second Supplemental Indenture dated as of December 1,
                           1999 among Nabors Holding Company (formerly Pool
                           Energy Services Co.), the guarantors named therein and HSBC Bank USA (formerly Marine Midland Bank), as trustee (Incorporated by reference to the exhibits to Form 10-K, File No. 1-9245, filed March 30, 2000)

         4.6               Third Supplemental Indenture dated as of February 14,
                           2000 among Nabors Holding Company, the guarantors named therein and HSBC Bank USA (Incorporated by reference to the exhibits to Form 8-K dated February
                           2, 2000, File No. 1-9245, filed February 24, 2000)

         4.7               Indenture dated as of June 20, 2000 between Nabors
                           Industries, Inc. and Bank One, N.A., as Trustee, in connection with $825,000,000 original principal amount of Zero Coupon Convertible Senior Debentures due 2020 (Incorporated by Reference to the exhibits to Form 8-K, File No. 1-9245, filed June 22, 2000)

         4.8               Form of Debenture (contained in Exhibit 4.7)

         4.9 First Supplemental Indenture dated July 5, 2000 between Nabors Industries, Inc. and Bank One, N.A., as Trustee, in connection with the Zero Coupon
                           Convertible Senior Debentures due 2020 (Incorporated by reference to Registration Statement on Form S-3, Registration No. 333-44532, filed August 25, 2000)

         4.10              Registration Rights Agreement dated as of June 15,
                           2000 between Nabors Industries, Inc. and the initial
                           purchaser of the Zero Coupon Convertible Senior
                           Debentures due 2020 (Incorporated by reference to the
                           exhibits to Form 8-K, File No. 1-9245, filed June 22,
                           2000)

         4.11 Indenture dated as of February 5, 2001 between the Nabors Industries, Inc. and Bank One, N.A., as
                           Trustee, in connection with $1,382,200,000 principal amount at maturity of Zero Coupon Convertible Senior
                           Debentures due 2021

         4.12              Form of Debenture (contained in Exhibit 4.11)

         4.13              Registration Rights Agreement dated as of January 31,
                           2000 between Nabors Industries, Inc. and the initial purchaser of the Zero Coupon Convertible Senior
                           Debentures due 2021

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

         11                Computation of Per Share Earnings

         12                Computation of Ratios of Earnings to Fixed Charges

         13(1)             2000 Annual Report of Nabors Industries, Inc.

         21                Significant Subsidiaries of Nabors Industries, Inc.

         23                Consent of Independent Accountants

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

         99.2 Waiver and First Amendment to Credit Agreement dated as of March 19, 2001

----------

(1) With the exception of the specific information expressly incorporated into Items 1, 2, 3, 5, 6, 7, 7A, 8 and 14 of this document, the 2000 Annual Report is not deemed to be filed as part of this report.

(+)  Management contract or compensatory plan or arrangement