Form 10-Q
period 2001-03-31
NABORS INDUSTRIES INC
filed 2001-05-15
CIK 798943

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


                    FOR THE QUARTERLY PERIOD ENDED MARCH 31,
                       2001 COMMISSION FILE NUMBER: 1-9245
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

Yes   X     No
    ------     -------


         The number of shares of Common Stock, par value $.10 per share, outstanding as of April 30, 2001 was 146,872,983.



================================================================================

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------


                                      INDEX

                                                                                  PAGE NO.
                                                                                  --------
Part I   Financial Information

 Item 1. Financial Statements

          Condensed Consolidated Balance Sheets as of
           March 31, 2001 and December 31, 2000......................................2

          Condensed Consolidated Statements of
           Income for the Three Months Ended
           March 31, 2001 and 2000...................................................3

          Condensed Consolidated Statements of
           Changes in Stockholders' Equity for the Three
           Months Ended March 31, 2001 and 2000......................................4

          Condensed Consolidated Statements of Cash
           Flows for the Three Months Ended March 31,
           2001 and 2000.............................................................5

          Notes to Condensed Consolidated
           Financial Statements......................................................6

          Report of Independent Accountants..........................................9

 Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations.............................10

Part II  Other Information

 Item 1. Legal Proceedings..........................................................15

 Item 2. Changes in Securities......................................................16

 Item 6. Exhibits and Reports on Form 8-K...........................................16

Signatures..........................................................................17

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        MARCH 31,       DECEMBER 31,
                                                          2001             2000
                                                       -----------      ------------
ASSETS
Current assets:
   Cash and cash equivalents                           $   527,897      $   197,312
   Marketable securities                                   269,997          138,939
   Accounts receivable, net                                444,421          350,302
   Inventory and supplies                                   18,305           18,029
   Prepaid expenses and other current assets                98,099           99,034
                                                       -----------      -----------
    Total current assets                                 1,358,719          803,616

Property, plant and equipment, net                       1,914,639        1,821,392
Goodwill, net                                              193,591          192,181
Marketable securities                                      529,744          214,702
Other long-term assets                                     117,710          104,977
                                                       -----------      -----------
    Total assets                                       $ 4,114,403      $ 3,136,868
                                                       -----------      -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term obligations            $     2,510      $     3,554
   Trade accounts payable                                  125,566          139,162
   Accrued liabilities                                     130,575          113,010
   Income taxes payable                                     26,971           23,453
                                                       -----------      -----------
    Total current liabilities                              285,622          279,179

Long-term obligations                                    1,698,948          854,777
Other long-term liabilities                                113,068           99,147
Deferred income taxes                                      103,316           97,297
                                                       -----------      -----------
    Total liabilities                                    2,200,954        1,330,400
                                                       -----------      -----------

Commitments and contingencies (Note 3)

Stockholders' equity:
   Common stock, par value $.10 per share:
    Authorized common shares 400,000;
       issued 147,400 and 147,155, respectively             14,740           14,715
   Capital in excess of par value                        1,169,685        1,145,847
   Accumulated other comprehensive income                    7,074            7,094
   Retained earnings                                       726,767          643,629
   Less treasury stock, at cost, 589 common shares          (4,817)          (4,817)
                                                       -----------      -----------
    Total stockholders' equity                           1,913,449        1,806,468
                                                       -----------      -----------
    Total liabilities and stockholders' equity         $ 4,114,403      $ 3,136,868
                                                       -----------      -----------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                         THREE MONTHS ENDED MARCH 31,

                                                           2001             2000
                                                         ---------        ---------

Revenues and other income:
   Operating revenues                                    $ 513,834        $ 279,116
   Earnings from unconsolidated affiliates                  10,247           10,568
   Interest income                                          13,260              589
   Other income, net                                         9,268            5,824
                                                         ---------        ---------
    Total revenues and other income                        546,609          296,097
                                                         ---------        ---------

Costs and other deductions:
   Direct costs                                            323,236          193,462
   General and administrative expenses                      33,086           25,933
   Depreciation and amortization                            43,730           37,136
   Interest expense                                         12,464            8,651
                                                         ---------        ---------
    Total costs and other deductions                       412,516          265,182
                                                         ---------        ---------

Income before income taxes and extraordinary gain          134,093           30,915
                                                         ---------        ---------

Income taxes:
   Current                                                  14,935            5,242
   Deferred                                                 36,020            7,742
                                                         ---------        ---------
    Total income taxes                                      50,955           12,984
                                                         ---------        ---------

Income before extraordinary gain                            83,138           17,931
Extraordinary gain, net                                         --            1,703
                                                         ---------        ---------
Net income                                               $  83,138        $  19,634
                                                         ---------        ---------

Earnings per share:
   Basic:
    Before extraordinary gain                            $     .57        $     .13
    Extraordinary gain, net                                     --              .01
                                                         ---------        ---------
    Net income                                           $     .57        $     .14
                                                         ---------        ---------

   Diluted:
    Before extraordinary gain                            $     .51        $     .12
    Extraordinary gain, net                                     --              .01
                                                         ---------        ---------
    Net income                                           $     .51        $     .13
                                                         ---------        ---------

Weighted average number of shares outstanding:
    Basic                                                  146,696          139,274
                                                         ---------        ---------
    Diluted                                                170,261          148,851
                                                         ---------        ---------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                   CAPITAL    ACCUMULATED
                                                                  IN EXCESS     OTHER                                  TOTAL
                                              COMMON STOCK          OF PAR   COMPREHENSIVE   RETAINED    TREASURY   STOCKHOLDERS'
                                          SHARES    PAR VALUE       VALUE    INCOME (LOSS)   EARNINGS      STOCK       EQUITY
                                          ----------------------------------------------------------------------------------------

Balances, December 31, 1999                137,421   $ 13,742     $ 958,704    $ (3,828)   $ 506,273     $ (4,817)   $ 1,470,074
                                          ---------------------------------------------------------------------------------------
Comprehensive income:
   Net income                                                                                 19,634                      19,634
   Translation adjustment                                                          (409)                                    (409)
   Unrealized gain on marketable
      securities, net                                                            16,505                                   16,505
                                          ---------------------------------------------------------------------------------------
        Total comprehensive income               -          -             -      16,096       19,634            -         35,730
                                          ---------------------------------------------------------------------------------------

Issuance of common shares for stock
  options exercised                          8,568        857        99,840                                              100,697
Tax benefit on stock option deductions                               38,401                                               38,401
                                          ---------------------------------------------------------------------------------------
     Subtotal                                8,568        857       138,241           -            -            -        139,098
                                          ---------------------------------------------------------------------------------------
Balances, March 31, 2000                   145,989   $ 14,599   $ 1,096,945    $ 12,268    $ 525,907     $ (4,817)   $ 1,644,902
                                          ---------------------------------------------------------------------------------------



                                          ---------------------------------------------------------------------------------------
Balances, December 31, 2000                147,155   $ 14,715   $ 1,145,847    $  7,094    $ 643,629     $ (4,817)   $ 1,806,468
                                          ---------------------------------------------------------------------------------------
Comprehensive income:
   Net income                                                                                 83,138                      83,138
   Translation adjustment                                                        (1,770)                                  (1,770)
   Unrealized gain on marketable
      securities, net                                                             1,750                                    1,750
                                          ---------------------------------------------------------------------------------------
        Total comprehensive income (loss)        -          -             -         (20)      83,138            -         83,118
                                          ---------------------------------------------------------------------------------------

Issuance of common shares for stock
  options exercised                            245         25         3,759                                                3,784
Tax benefit on stock option deductions                               20,079                                               20,079
                                          ---------------------------------------------------------------------------------------
     Subtotal                                  245         25        23,838           -            -            -         23,863
                                          ---------------------------------------------------------------------------------------
Balances, March 31, 2001                   147,400   $ 14,740   $ 1,169,685    $  7,074    $ 726,767     $ (4,817)   $ 1,913,449
                                          ---------------------------------------------------------------------------------------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  THREE MONTHS ENDED MARCH 31,

                                                                    2001               2000
                                                                  ---------          ---------
Net cash provided by (used for) operating activities              $  61,760          $  (7,574)
                                                                  ---------          ---------

Cash flows from investing activities:
   Purchases of marketable securities, available-for-sale          (451,570)            (6,248)
   Sales of marketable securities, available-for-sale                12,250              6,032
   Cash received from disposition of long-term assets                 7,023              5,288
   Capital expenditures                                            (127,020)           (39,831)
                                                                  ---------          ---------
Net cash used for investing activities                             (559,317)           (34,759)
                                                                  ---------          ---------

Cash flows from financing activities:
   Decrease (increase) in restricted cash                                18               (264)
   Proceeds from long-term borrowings                               840,338                 --
   Reduction of long-term borrowings                                 (3,554)           (96,756)
   Debt issuance costs                                              (12,444)                --
   Common stock transactions                                          3,784            100,697
                                                                  ---------          ---------
Net cash provided by financing activities                           828,142              3,677
                                                                  ---------          ---------

Net increase (decrease) in cash and cash equivalents                330,585            (38,656)
Cash and cash equivalents, beginning of period                      197,312             80,580
                                                                  ---------          ---------
Cash and cash equivalents, end of period                          $ 527,897          $  41,924
                                                                  ---------          ---------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information

         The unaudited condensed consolidated financial statements of Nabors Industries, Inc. are prepared in conformity with generally accepted accounting principles in the United States of America, or US GAAP. Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been omitted. Therefore, these financial statements should be read along with our Annual Report on Form 10-K for the year ended December 31, 2000.

         In our management's opinion, the condensed consolidated financial statements contain all adjustments necessary to present fairly our financial position as of March 31, 2001, and the results of our operations, the condensed consolidated statements of changes in stockholders' equity and of cash flows for each of the three month periods ended March 31, 2001 and 2000 in accordance with US GAAP. Interim results for the three months ended March 31, 2001 may not be indicative of results that will be realized for the full year ending December 31, 2001.

         Our independent accountants have performed a review of these condensed consolidated interim financial statements in accordance with standards established by the American Institute of Certified Pubic Accountants. Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of any registration statement prepared or certified within the meanings of Section 7 and 11 of the Act.

Earnings Per Share

         Basic earnings per share for all periods presented equals net income divided by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock held in treasury. Diluted earnings per share for the three months ended March 31, 2001 reflects the assumed conversion of our $825 million and $1.381 billion zero coupon convertible senior debentures, as the conversion in the period would have been dilutive. As a result of the assumed conversion, to calculate diluted earnings per share, first quarter net income is adjusted to add back interest expense relating to the debentures totaling $4.0 million on an after-tax basis. This adjusted first quarter net income is then divided by the sum of: (1) the weighted average number of shares of common stock outstanding used for the basic computation, (2) the net effect of dilutive stock options and warrants, and (3) for the three months ended March 31, 2001, 14.8 million shares of common stock assumed to be issued upon conversion of the debentures.

NOTE 2  LONG-TERM OBLIGATIONS

         During February and March 2001, we completed a private placement of zero coupon convertible senior debentures due 2021. The aggregate principal amount of the debentures at maturity will be $1.381 billion. The debentures were issued at a discount with net proceeds to Nabors, after expenses, totaling approximately $828.0 million. The yield to maturity of the debentures is 2.5% compounded semi-annually with no periodic cash payments of interest. At the holder's option, the debentures can be converted, at any time prior to maturity or their earlier redemption, into Nabors common stock, at a conversion rate of
7.0745 shares per $1,000 principal amount at maturity. The conversion rate may be adjusted from time to time, upon the occurrence of specified events. Instead of delivering shares of common stock upon conversion of any debentures, we may elect to pay the holder cash for all or a portion of the debentures. The debentures can be put to us on February 5, 2006, February 5, 2011 and February 5, 2016 for a purchase price equal to the issue price plus accrued original issue discount to the date of repurchase. We may elect to pay all or a portion of the purchase in common stock instead of cash. We cannot redeem the debentures before February 5, 2006, after which we may redeem all or a portion of the debentures for cash at their accreted value. The proceeds from the issuance of the debentures will be used for general corporate purposes, including but not limited to, working capital, investment in subsidiaries and possible future business acquisitions. The proceeds have been invested in cash and marketable securities.

NOTE 3  COMMITMENTS AND CONTINGENCIES

Capital Expenditures

         As of March 31, 2001, we had outstanding capital expenditure purchase commitments of approximately $78.0 million, including approximately $49.0 million for drill pipe and refurbishment of rigs to be reactivated, and approximately $24.0 million for rig-related sustaining capital expenditures.

Contingencies

         In the class action lawsuit arising out of the initial public offering of Bayard Drilling Technologies, Inc. (prior to Bayard being acquired by Nabors), Yuan v. Bayard Drilling Technologies, Inc., et al., the parties have signed an agreement to settle the lawsuit, and the court has granted preliminary approval to the settlement. The settlement is subject to final approval by the court, which is expected during the third quarter. The settlement amounts to be paid by Bayard (either directly or as a result of its indemnification obligations) are not material to Bayard or Nabors. In the event the settlement is not finalized, Nabors and Bayard continue to believe the allegations in this lawsuit are without merit and Bayard will defend vigorously the claims brought against it. In such event, neither Nabors nor Bayard is able, however, to predict the outcome of this lawsuit or the costs to be incurred in connection with their defense and there can be no assurance that this litigation will be resolved in Bayard's favor. An adverse result or prolonged litigation could have an adverse effect on the financial position or results of operations of Bayard.

         In Verdin v. R&B Falcon Drilling USA, Inc., et al., Civil Action No. G-00-488, in the United States District Court for the Southern District of Texas, Galveston Division, the class action lawsuit against our offshore drilling subsidiaries alleging, among other things, conspiracy to depress wages and benefits paid to our offshore employees, we have reached a preliminary settlement, subject to negotiation of mutually acceptable settlement documents and court approval. The settlement amounts to be paid by Nabors' subsidiaries are not material to such subsidiaries or Nabors. In the event the settlement is not finalized, Nabors continues to believe the allegations in this lawsuit are without merit and Nabors' subsidiaries will defend vigorously the claims brought against them. In such event, we are unable, however, to predict the outcome of this lawsuit or the costs to be incurred in connection with its defense and there can be no assurance that this litigation will be resolved in our favor. An adverse result or prolonged litigation could have an adverse effect on the financial position or results of operations of Nabors.

         Nabors and its subsidiaries are defendants or otherwise involved in a number of other lawsuits in the ordinary course of their business. In the opinion of management, Nabors' ultimate liability with respect to these pending lawsuits is not expected to have a significant or material adverse effect on Nabors' consolidated financial position, cash flows or results of operations.

NOTE 4  SUPPLEMENTAL INCOME STATEMENT INFORMATION

          Other income, net includes the following:

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                   -----------------------
                                                     2001            2000
                                                   -------         -------
                                                        (In thousands)

Gains on marketable securities                     $ 3,862        $ 4,725
Gains on disposition of long-term
   assets and businesses, net                        4,427            812
Foreign currency gains                                 482            235
Dividend income                                        162             18
Other                                                  335             34
                                                   -------        -------
                                                   $ 9,268        $ 5,824
                                                   -------        -------

NOTE 5  SEGMENT INFORMATION

        The following table sets forth financial information with respect to our reportable segments:

                                                                 THREE MONTHS ENDED MARCH 31,

                                                                    2001               2000
                                                                 ---------          ---------
                                                                         (IN THOUSANDS)
Reportable segments:
Operating revenues and Earnings from
   unconsolidated affiliates:
   Contract drilling (1)                                         $ 486,485          $ 266,890
   Manufacturing and logistics (2)                                  62,248             34,931
   Other (3)                                                       (24,652)           (12,137)
                                                                 ---------          ---------
      Total                                                      $ 524,081          $ 289,684
                                                                 ---------          ---------

Income derived from operating activities: (4)
   Contract drilling (1)                                         $ 113,250          $  31,764
   Manufacturing and logistics (2)                                  20,955              8,097
   Other (5)                                                       (10,176)            (6,708)
                                                                 ---------          ---------
      Total                                                      $ 124,029          $  33,153
   Interest expense                                                (12,464)            (8,651)
   Interest income                                                  13,260                589
   Other income, net                                                 9,268              5,824
                                                                 ---------          ---------
       Income before income taxes and extraordinary gain         $ 134,093          $  30,915
                                                                 ---------          ---------

                                                                 MARCH 31,         DECEMBER 31,
                                                                   2001                2000
                                                                ----------         ------------
Total assets:
   Contract drilling (6)                                        $2,413,451         $2,232,340
   Manufacturing and logistics (7)                                 339,250            305,770
   Other (5)                                                     1,361,702            598,758
                                                                ----------         ----------
      Total assets                                              $4,114,403         $3,136,868
                                                                ----------         ----------


(1) Includes Earnings from unconsolidated affiliates, accounted for by the equity method, of $4.3 million and $3.5 million for the three months ended March 31, 2001 and 2000, respectively.
(2) Includes Earnings from unconsolidated affiliates, accounted for by the equity method, of $5.9 million and $7.1 for the three months ended March 31, 2001 and 2000, respectively.
(3)  Elimination of inter-segment manufacturing and logistics sales.
(4) "Income derived from operating activities" has historically been referred to as "operating income" by us. It is computed by subtracting: direct costs, general and administrative expenses, and depreciation and amortization from Operating revenues and then adding Earnings from unconsolidated affiliates.
(5) Includes the elimination of inter-segment transactions and unallocated corporate expenses, assets and capital expenditures.
(6) Includes $20.5 million and $22.8 million of investments in unconsolidated affiliates, accounted for by the equity method, at March 31, 2001 and December 31, 2000, respectively.
(7) Includes $30.4 million and $24.5 million of investments in unconsolidated affiliates, accounted for by the equity method, at March 31, 2001 and December 31, 2000, respectively.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of Nabors Industries, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Nabors Industries, Inc. and its subsidiaries as of March 31, 2001, and the related condensed consolidated statements of income, changes in stockholders' equity and cash flows for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2000, and the related consolidated statement of income, changes in stockholders' equity and of cash flows for the year then ended (not presented herein), and in our report dated January 25, 2001, except for Note 15, as to which the date is March 13, 2001 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


/s/ PricewaterhouseCoopers LLP


Houston, Texas
April 18, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

         Operating revenues and Earnings from unconsolidated affiliates for the first quarter of fiscal year 2001 totaled $524.1 million, representing an increase of $234.4 million, or 81%, as compared to the prior year period. Current quarter income derived from operating activities(1) and net income totaled $124.0 million and $83.1 million ($.51 per diluted share), respectively, representing increases of 274% and 323% compared to the prior year period.

         The increase in our operating results is due to substantial improvements in all of our business units, driven primarily by the convergence of supply and demand for natural gas and oil brought about by global economic growth and the increasing difficulty, expense and long lead times involved in adding to supply. This is particularly true for North American natural gas, for which demand has steadily increased due to its environmental desirability and its increasing use in electric power generation. Natural gas prices, which averaged $2.55 per mcf during the first quarter of 2000, have increased steadily during the past year and averaged $6.22 per mcf during the first quarter of 2001. Oil prices averaged $28.75 per barrel during the first quarter of 2001, down slightly from $28.91 per barrel during the first quarter of 2000. The increase in the price of natural gas and the sustained higher price of oil during the past eighteen months has resulted in increased capital spending by customers for our services. This increased spending has been especially evident in our US Lower 48, Canada and Gulf of Mexico operations for natural gas-related drilling and workover activities. The increase in North American land drilling activity is illustrated by the increase in the total US active land rig count, which averaged 950 working rigs during the three months ended March 31, 2001 compared to 636 working rigs during the three months ended March 31, 2000. Additionally, the Canadian land, International land and US Offshore rig counts have increased by 7.4%, 24.3% and 35.5%, respectively, as compared to the three months ended March 31, 2000. Looking forward into 2001, we expect continued improvement in both dayrates and utilization in virtually all areas of our operations. Our optimism is based on the positive supply and demand fundamentals for natural gas and oil that are currently in place and expected to continue for the near term, barring any major unforeseen event.


(1) "Income derived from operating activities" has historically been referred to as "operating income" by us. It is computed by subtracting: direct costs, general and administrative expenses, and depreciation and amortization from Operating revenues and then adding Earnings from unconsolidated affiliates.

         The following tables set forth certain financial information with respect to our reportable segments, rig activity and certain industry data:

                                                         THREE MONTHS ENDED MARCH 31,
                                                                                     INCREASE
                                                 2001           2000                (DECREASE)
                                              ---------      ---------      --------------------------
                                                             (IN THOUSANDS, EXCEPT PERCENTAGES)
Reportable segments:
Operating revenues and Earnings from
   unconsolidated affiliates:
   Contract drilling (1)                      $ 486,485      $ 266,890      $ 219,595             82%
   Manufacturing and logistics (2)               62,248         34,931         27,317             78%
   Other (3)                                    (24,652)       (12,137)       (12,515)          (103%)
                                              ---------      ---------      ---------
      Total                                   $ 524,081      $ 289,684      $ 234,397             81%
                                              ---------      ---------      ---------

Income derived from operating activities:
   Contract drilling (1)                      $ 113,250      $  31,764      $  81,486            257%
   Manufacturing and logistics (2)               20,955          8,097         12,858            159%
   Other (4)                                    (10,176)        (6,708)        (3,468)           (52%)
                                              ---------      ---------      ---------
      Total                                   $ 124,029      $  33,153      $  90,876            274%
                                              ---------      ---------      ---------

(1) Includes Earnings from unconsolidated affiliates, accounted for by the equity method, of $4.3 million and $3.5 million, for the three months ended March 31, 2001 and 2000, respectively.
(2) Includes Earnings from unconsolidated affiliates, accounted for by the equity method, of $5.9 million and $7.1 million, for the three months ended March 31, 2001 and 2000, respectively.
(3)  Elimination of inter-segment manufacturing and logistics sales.
(4) Includes the elimination of inter-segment transactions and unallocated corporate expenses.


                                                      THREE MONTHS ENDED MARCH 31,
                                             2001               2000                 INCREASE
                                            ------             ------          ------------------
 Rig activity (1):
    Rig years (2)                           342.3              226.4            115.9        51%
    Rig utilization                           60%                42%              18%        43%

(1) Excludes labor contracts, land well-servicing rigs and rigs owned by joint ventures.

(2) Rig years represents a measure of the number of equivalent rigs operating during a given period. For example, one rig operating 182.5 days during a 365-day period represents 0.5 rig years.

                                                                  THREE MONTHS ENDED MARCH 31,
                                                       2001              2000           INCREASE (DECREASE)
                                                      ------            ------        ----------------------
 Industry data:
    Average US natural gas spot price
       ($/mcf) (1)                                     $6.22              $2.55           $3.67     143.9%
    Average West Texas intermediate crude
       oil spot price ($/bbl) (1)                     $28.75             $28.91           $(.16)      (.6%)
    Average US land rig count (2)                        950                636             314      49.4%
    Average Canadian land rig count (2)                  510                475              35       7.4%
    Average International land rig count (2)             517                416             101      24.3%
    Average US Offshore rig count (2)                    168                124              44      35.5%

(1)  Source:  Bloomberg
(2)  Source:  Baker Hughes

         Contract drilling. This segment includes our drilling, workover and well-servicing operations, on land and offshore. First quarter 2001 Operating revenues and Earnings from unconsolidated affiliates for the contract drilling segment totaled $486.5 million and income derived from operating activities totaled $113.3 million, representing increases of 82% and 257%, respectively, compared to the prior year quarter. Equivalent rig years (excluding labor contracts, land well-servicing rigs and rigs owned by joint ventures) increased to 342.4 years during the first quarter of 2001 from an average of 226.5 years during the prior year quarter. Most of our contract drilling operations recorded higher revenues as compared to the prior year periods as a result of increased drilling and workover activity primarily due to higher natural gas and oil prices.

         Alaskan revenues increased during the current quarter due to higher average dayrates and higher equivalent rig years. Equivalent rig years in Alaska increased to 10.7 years during the current quarter from 9.0 years in the prior year quarter.

         Canadian revenues were higher during the current quarter due to higher average dayrates and a modest increase in equivalent rig years associated with continued strong demand for natural gas drilling services throughout the Canadian market. Equivalent rig years in Canada increased to 29.1 years during the current quarter from 28.8 years in the prior year quarter.

         US Lower 48 drilling revenues increased dramatically during the current quarter as a result of increased demand for drilling services. The prolonged strength of the North American natural gas market has resulted in significant increases in both equivalent rig years and dayrates. We continue to see demand for rigs outstrip supply. To address our customers' need for additional rigs, we have reactivated 67 rigs since September 2000 and expect to reactivate approximately the same number by December 2001. US Lower 48 equivalent rig years increased to 221.0 years during the current quarter from 133.5 years during the prior year quarter.

         US land well-servicing operations improved during the current quarter due to increased activity and rates per hour primarily resulting from higher natural gas and oil prices. US land well-servicing hours increased to 479,000 hours during the current quarter from 408,000 hours during the prior year quarter.

         International revenues increased during the current quarter due to higher average dayrates and higher equivalent rig years in our South American operations, primarily in Colombia, and our Middle East operations, principally in Oman and Qatar. Additionally, effective January 1, 2001 we purchased our partner's 49% interest in the Argentina operation for $4.5 million and now own 100% of the operation. Previously, our interest was accounted for using the equity method of accounting. These increases were partially offset by decreased activity in Kazakhstan. International equivalent rig years increased to 45.2 years during the current quarter from 28.6 years during the prior year quarter. The increase in equivalent rig years totaled 16.6 years, including 13.1 years resulting from the inclusion of the Argentina rigs effective January 1, 2001.

         Offshore revenues increased during the current quarter due to increased revenues in the Gulf of Mexico, partially offset by decreased international revenues. The increase in revenues in the Gulf of Mexico resulted from increased platform, jackup and barge workover and platform drilling activity and higher average dayrates. Internationally, offshore revenues decreased due to decreased activity in Mexico, partially offset by increased activity in Trinidad. Offshore equivalent rig years increased to 36.3 years during the current quarter from
26.5 years during the prior year quarter.

         Manufacturing and logistics. This segment includes our supply vessel, top drive manufacturing, rig instrumentation and software, and construction and transportation operations. Manufacturing and logistics Operating revenues and Earnings from unconsolidated affiliates were $62.2 million during the current quarter, representing an increase of 78% compared with the prior year quarter. Income derived from operating activities for this segment increased to $21.0 million compared to $8.1 million in the prior year quarter as a result of increased top drive sales and higher equivalent vessel years and higher average vessel dayrates for our supply vessel operation. Equivalent supply vessel years increased to 25.8 during the current quarter from 14.6 during the prior year quarter.

         Other Financial Information. Nabors' gross margin percentage is affected by changes in the mix of revenues derived from our various areas of operations. For example, contracts in our US Lower 48 operations typically earn a lower gross margin percentage than Alaska, international and offshore contracts. This difference in gross margin percentages continues to narrow as our US Lower 48 operations become more profitable. Gross margin percentage is calculated by dividing gross margin by operating revenues. Gross margin is calculated by subtracting direct costs from operating revenues. The gross margin percentage increased slightly during the three months ended March 31, 2001 primarily due to higher average dayrates at virtually all of our business units partially offset by a higher percentage of revenues being generated from our US Lower 48 operations than in the prior year quarter. As a result of the increase in activity in the US Lower 48 land drilling and well-servicing operations, revenues from the US Lower 48, as a percentage of our total revenues, were 60% during the current quarter compared to 52% in the prior year quarter.

         General and administrative expenses and depreciation and amortization expense as a percentage of operating revenues decreased during the current quarter due to the increase in our revenues, as these expenses were spread over a larger revenue base.

         Interest expense increased during the current quarter due to higher average debt outstanding, resulting from the issuance of our $825 million zero coupon convertible senior debentures in June 2000 and our $1.381 billion zero coupon convertible senior debentures in February and March 2001. Interest income increased during the current quarter due to higher average cash balances resulting from proceeds from the issuances of these debentures.

         Other income increased during the current quarter due to higher gains on disposition of long-term assets. We recorded $4.4 million in gains on disposition of long-term assets primarily attributable to insurance proceeds received on a rig destroyed in a blowout. We also realized gains on sales of marketable securities totaling $4.6 million and unrealized holding losses on marketable securities classified as trading totaling $(.7) million during the current quarter.

         Our effective tax rate was 38% during the current quarter, compared to 42% in the prior year quarter. This lower effective tax rate is primarily due to certain intercompany transfers of foreign assets formerly owned by U.S. entities to the foreign companies operating the assets, which generally operate in lower tax jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

         We currently have cash and cash equivalents and investments in marketable securities totaling $1.3 billion. In addition, we generate significant cash from operations over the course of a twelve-month period. We also have substantial borrowing capacity under various credit facility arrangements, and have access to public debt and equity capital markets. Our ability to raise money in the public markets is enhanced by our senior unsecured debt ratings as provided by Moody's Investor Service and Standard & Poor's which are currently "A3" and "A-", respectively.

         During February and March 2001, we completed a private placement of zero coupon convertible senior debentures due 2021. The aggregate principal amount of the debentures at maturity will be $1.381 billion. The debentures were issued at a discount with net proceeds to Nabors, after expenses, totaling approximately $828.0 million. The yield to maturity of the debentures is 2.5% compounded semi-annually with no periodic cash payments of interest. At the holder's option, the debentures can be converted, at any time prior to maturity or their earlier redemption, into Nabors common stock at a conversion rate of
7.0745 shares per $1,000 principal amount at maturity. The conversion rate may be adjusted from time to time, upon the occurrence of specified events. Instead of delivering shares of common stock upon conversion of any debentures, we may elect to pay the holder cash for all or a portion of the debentures. The debentures can be put to us on February 5, 2006, February 5, 2011 and February 5, 2016 for a purchase price equal to the issue price plus accrued original issue discount to the date of repurchase. We may elect to pay all or a portion of the purchase in common stock instead of cash. We cannot redeem the debentures before February 5, 2006, after which we may redeem all or a portion of the debentures for cash at any time at their accreted value. The proceeds from the issuance of the debentures will be used for general corporate purposes, including but not limited to, working capital, investment in subsidiaries and possible future business acquisitions. The proceeds have been invested in cash and marketable securities.

         We had working capital of $1.1 billion as of March 31, 2001, representing a $548.7 million increase compared to December 31, 2000. The increase in working capital is primarily attributable to our receipt of proceeds from the issuance of the zero coupon debentures as well as an increase in accounts receivable resulting from the increase in rig activity.

         Our ratio of funded debt to funded debt plus stockholders' equity, commonly referred to as the funded debt to capital ratio, was 0.47:1 as of March 31, 2001, as compared to 0.32:1 as of December 31, 2000. This increase is due to the issuance of the zero coupon debentures due 2021.

         Net cash provided by operating activities totaled $61.8 million during the three months ended March 31, 2001, compared to net cash used by operating activities totaling $7.6 million during the prior year period. During the three month period ended March 31, 2001, net income was increased for non-cash items such as depreciation, amortization and deferred taxes and decreased for earnings from unconsolidated affiliates. Cash was used for overall increases in our working capital accounts, primarily accounts receivable. During the prior year period, net income was increased for non-cash items such as depreciation, amortization and deferred taxes and cash was used by an overall increase in our working capital accounts.

         Net cash used for investing activities totaled $559.3 million during the current quarter, compared to $34.8 million during the prior year period. We used cash primarily for purchases of marketable securities and for capital expenditures during both the current quarter and the prior year quarter. The sale of marketable securities and the disposition of long-term assets during both the current quarter and the prior year quarter provided our cash.

         Financing activities provided cash totaling $828.1 million during the current quarter compared to $3.7 million during the prior year quarter. During the current quarter, cash was primarily provided by our issuance of our $1.381 billion zero coupon convertible senior debentures during February and March 2001. During the prior year quarter, cash was primarily provided by our receipt of proceeds from the exercise of options to acquire 8.6 million shares of our common stock, partially offset by cash used for the repurchase of approximately $96.0 million of our Pool 8.625% notes.

         Our cash and cash equivalents and investments in marketable securities totaled $1.3 billion as of March 31, 2001. We currently have credit facility arrangements with various banks with total availability of $239.5 million. As of March 31, 2001, our remaining availability, after outstanding letters of credit, totaled approximately $212.3 million.

         As of March 31, 2001, we had outstanding capital expenditure purchase commitments of approximately $78.0 million, including approximately $49.0 million for drill pipe and refurbishment of rigs to be reactivated, and approximately $24.0 million for rig-related sustaining capital expenditures.

         Our current cash equivalents, investments in marketable securities, credit facility position and projected cash flow generated from current operations are expected to more than adequately finance our sustaining capital expenditures and debt service requirements for the next twelve months.

OTHER MATTERS

FORWARD-LOOKING STATEMENTS

         The statements in this document that relate to matters that are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this document, words such as "anticipate", "believe", "expect", "plan", "intend", "estimate", "project", "will", "should" "could", "may", "predict" and similar expressions are intended to identify forward-looking statements. Future events and actual results may differ materially from the results set forth in or implied in the forward-looking statements. Factors that might cause such a difference include:

         o fluctuations in worldwide prices of natural gas and oil and demand for natural gas and oil;

         o fluctuations in levels of oil and natural gas exploration and development activities;

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

         o the possibility of political instability in any of the countries in which we do business; and

         o     general economic conditions.

         Our businesses depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Therefore, a sustained increase or decrease in the price of natural gas or oil, which could have a material impact on exploration and production activities, could also materially affect our financial condition, results of operations and cash flows.


PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The following discusses developments with respect to two material lawsuits reported in our annual report on Form 10-K for the year ended December 31, 2000.

         In the class action lawsuit arising out of the initial public offering of Bayard Drilling Technologies, Inc. (prior to Bayard being acquired by Nabors), Yuan v. Bayard Drilling Technologies, Inc., et al., the parties have signed an agreement to settle the lawsuit, and the court has granted preliminary approval to the settlement. The settlement is subject to final approval by the court, which is expected during the third quarter. The settlement amounts to be paid by Bayard (either directly or as a result of its indemnification obligations) are not material to Bayard or Nabors. In the event the settlement is not finalized, Nabors and Bayard continue to believe the allegations in this lawsuit are without merit and Bayard will defend vigorously the claims brought against it. In such event, neither Nabors nor Bayard is able, however, to predict the outcome of this lawsuit or the costs to be incurred in connection with their defense and there can be no assurance that this litigation will be resolved in Bayard's favor. An adverse result or prolonged litigation could have an adverse effect on the financial position or results of operations of Bayard.

         In Verdin v. R&B Falcon Drilling USA, Inc., et al., Civil Action No. G-00-488, in the United States District Court for the Southern District of Texas, Galveston Division, the class action lawsuit against our offshore drilling subsidiaries alleging, among other things, conspiracy to depress wages and benefits paid to our offshore employees, we have reached a preliminary settlement, subject to negotiation of mutually acceptable settlement documents and court approval. The settlement amounts to be paid by Nabors' subsidiaries are not material to such subsidiaries or Nabors. In the event the settlement is not finalized, Nabors continues to believe the allegations in this lawsuit are without merit and Nabors' subsidiaries will defend vigorously the claims brought against them. In such event, we are unable, however, to predict the outcome of this lawsuit or the costs to be incurred in connection with its defense and there can be no assurance that this litigation will be resolved in our favor. An adverse result or prolonged litigation could have an adverse effect on the financial position or results of operations of Nabors.

         Nabors and its subsidiaries are defendants or otherwise involved in a number of other lawsuits in the ordinary course of their business. In the opinion of management, Nabors' ultimate liability with respect to these pending lawsuits is not expected to have a significant or material adverse effect on Nabors' consolidated financial position, cash flows or results of operations.

ITEM 2.  CHANGES IN SECURITIES.

         In February 2001, we issued an aggregate of $1.151 billion principal amount at maturity of zero coupon convertible senior debentures due 2021. The sale was subject to an option for the initial purchaser to acquire an additional $230.2 million in debentures, which was exercised in March 2001. The debentures were issued in a private placement pursuant to Rule 144A under the Securities Act of 1933, as amended, to an initial purchaser who immediately sold them to qualified institutional buyers, as defined in Rule 144A. Total proceeds to Nabors from these issuances were approximately $828.0 million. The issue price was $608.41 for each $1,000 in face value, representing a yield-to-maturity of 2.5%. The debentures due 2021 are convertible into common stock at a fixed ratio of 7.0745 shares per $1,000 face value. The debentures can be put to Nabors on February 5, 2006, February 5, 2011 and February 5, 2016 at the issue price plus the then accrued original issue discount and can be paid in cash or stock at Nabors' option. The bonds are callable by Nabors any time after February 5, 2006 at the issue price plus accrued original issue discount. The accreted value of the debentures on February 5, 2006, when they can first be put by the holder or called by us, will be $688.89. At this accreted value, the implied break-even price, without regard to taxes or transaction costs, would be $97.38. These securities were registered for resale under a registration statement that became effective on May 11, 2001. We will be required to pay liquidated damages equal to 0.25% per year of the principal amount at maturity of debentures outstanding if the registration statement with respect to the securities ceases to be effective at any time prior to February 5, 2003 or if the registration statement is suspended for more than 30 consecutive days or more than 60 days during a calendar year during such period.

         Copies of the Indenture and Registration Rights Agreement are filed as exhibits to Nabors' annual report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on April 2, 2001 and are incorporated in this report by reference. This discussion is not, and is not to be deemed, an offer to sell the zero coupon convertible senior debentures or the common stock underlying such securities to any party.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                 11       Statement re: Computation of Per Share Earnings

                 15.1     Awareness Letter of Independent Accountants

         (b)     Reports on Form 8-K

                 o Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2001 with regard to Nabors' fourth quarter 2000 earnings release and the issuance and sale of zero coupon convertible senior debentures due 2021.

                 o Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2001 with regard to the exercise of the initial purchaser's option to acquire additional zero coupon convertible senior debentures due 2021.

                 o Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2001 with respect to Nabors' first quarter 2001 earnings release.

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

                                   NABORS INDUSTRIES, INC.



                                             /s/ Anthony G. Petrello
                                   ---------------------------------------------
                                   Anthony G. Petrello
                                   President and Chief Operating Officer



                                            /s/ Bruce P. Koch
                                   --------------------------------------------
                                   Bruce P. Koch
                                   Vice President - Finance (principal financial
                                            and accounting officer)

Dated:  May 15, 2001

                                  EXHIBIT INDEX

         Exhibit
         Number                   Description
         -------                  -----------

            11       Statement re: Computation of Per Share Earnings

            15.1     Awareness Letter of Independent Accountants