Form 10-Q
period 2001-06-30
NABORS INDUSTRIES INC
filed 2001-08-14
CIK 798943

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
                         COMMISSION FILE NUMBER: 1-9245

                                   ----------

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

         The number of shares of Common Stock, par value $.10 per share, outstanding as of July 31, 2001 was 144,489,042.



================================================================================

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES



                                      INDEX


                                                                                     PAGE NO.
Part I   Financial Information

  Item 1. Financial Statements

          Condensed Consolidated Balance Sheets as of
           June 30, 2001 and December 31, 2000...........................................2

          Condensed Consolidated Statements of
           Income for the Three Months Ended and Six Months Ended
           June 30, 2001 and 2000........................................................3

          Condensed Consolidated Statements of
           Changes in Stockholders' Equity for the Six
           Months Ended June 30, 2001 and 2000...........................................4

          Condensed Consolidated Statements of Cash
           Flows for the Six Months Ended June 30,
           2001 and 2000.................................................................5

          Notes to Condensed Consolidated
           Financial Statements..........................................................6

          Report of Independent Accountants.............................................10

  Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.........................11

Part II   Other Information

  Item 1. Legal Proceedings.............................................................17

  Item 4. Submission of Matters to a Vote of Security Holders...........................18

  Item 6. Exhibits and Reports on Form 8-K..............................................18

Signatures..............................................................................19

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                  JUNE 30,        DECEMBER 31,
                                                                    2001             2000
                                                                -----------       ------------
ASSETS
Current assets:
 Cash and cash equivalents                                      $   432,892       $   197,312
 Marketable securities                                              242,240           138,939
 Accounts receivable, net                                           477,586           350,302
 Inventory and supplies                                              18,148            18,029
 Prepaid expenses and other current assets                          103,549            99,034
                                                                -----------       -----------
   Total current assets                                           1,274,415           803,616

Property, plant and equipment, net                                2,063,002         1,821,392
Goodwill, net                                                       191,864           192,181
Marketable securities                                               524,808           214,702
Other long-term assets                                              126,492           104,977
                                                                -----------       -----------
   Total assets                                                 $ 4,180,581       $ 3,136,868
                                                                -----------       -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term obligations                       $     2,510       $     3,554
 Trade accounts payable                                             134,317           139,162
 Accrued liabilities                                                137,970           113,010
 Income taxes payable                                                25,399            23,453
                                                                -----------       -----------
   Total current liabilities                                        300,196           279,179

Long-term obligations                                             1,707,390           854,777
Other long-term liabilities                                         117,683            99,147
Deferred income taxes                                               190,400            97,297
                                                                -----------       -----------
   Total liabilities                                              2,315,669         1,330,400
                                                                -----------       -----------
Commitments and contingencies (Note 4)

Stockholders' equity:
 Common stock, par value $.10 per share:
   Authorized common shares 400,000;
      issued 147,676 and 147,155                                     14,767            14,715
 Capital in excess of par value                                   1,090,810         1,145,847
 Accumulated other comprehensive income                               2,639             7,094
 Retained earnings                                                  830,782           643,629
 Less treasury stock, at cost, 2,090 and 589 common shares          (74,086)           (4,817)
                                                                -----------       -----------
   Total stockholders' equity                                     1,864,912         1,806,468
                                                                -----------       -----------
   Total liabilities and stockholders' equity                   $ 4,180,581       $ 3,136,868
                                                                -----------       -----------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                      THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                         2001            2000            2001            2000
                                                     ------------    ------------    ------------    ------------
Revenues and other income:
  Operating revenues                                 $    584,819    $    291,293    $  1,098,653    $    570,409
  Earnings from unconsolidated affiliates                   9,996          10,175          20,243          20,743
  Interest income                                          15,676           1,842          28,936           2,431
  Other income, net                                         3,056           6,325          12,324          12,149
                                                     ------------    ------------    ------------    ------------
    Total revenues and other income                       613,547         309,635       1,160,156         605,732
                                                     ------------    ------------    ------------    ------------
Costs and other deductions:
  Direct costs                                            349,369         196,806         672,605         390,268
  General and administrative expenses                      33,814          26,619          66,900          52,552
  Depreciation and amortization                            50,746          37,208          94,476          74,344
  Interest expense                                         14,513           7,445          26,977          16,096
                                                     ------------    ------------    ------------    ------------
    Total costs and other deductions                      448,442         268,078         860,958         533,260
                                                     ------------    ------------    ------------    ------------
Income before income taxes and extraordinary gain         165,105          41,557         299,198          72,472
                                                     ------------    ------------    ------------    ------------
Income taxes:
  Current                                                  11,388           3,492          26,323           8,734
  Deferred                                                 49,702          13,962          85,722          21,704
                                                     ------------    ------------    ------------    ------------
    Total income taxes                                     61,090          17,454         112,045          30,438
                                                     ------------    ------------    ------------    ------------
Income before extraordinary gain                          104,015          24,103         187,153          42,034
Extraordinary gain, net                                        --              --              --           1,703
                                                     ------------    ------------    ------------    ------------
Net income                                           $    104,015    $     24,103    $    187,153    $     43,737
                                                     ------------    ------------    ------------    ------------
Earnings per share:
  Basic:
    Before extraordinary gain                        $        .71    $        .17    $       1.28    $        .30
    Extraordinary gain                                         --              --              --             .01
                                                     ------------    ------------    ------------    ------------
    Net income                                       $        .71    $        .17    $       1.28    $        .31
                                                     ------------    ------------    ------------    ------------

  Diluted:
    Before extraordinary gain                        $        .63    $        .16    $       1.14    $        .28
    Extraordinary gain                                         --              --              --             .01
                                                     ------------    ------------    ------------    ------------
    Net income                                       $        .63    $        .16    $       1.14    $        .29
                                                     ------------    ------------    ------------    ------------
  Weighted average number of shares outstanding:
    Basic                                                 146,539         145,643         146,617         142,459
                                                     ------------    ------------    ------------    ------------
    Diluted                                               173,309         152,745         171,796         150,798
                                                     ------------    ------------    ------------    ------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                        CAPITAL    ACCUMULATED
                                                                       IN EXCESS      OTHER                               TOTAL
                                                 COMMON STOCK           OF PAR    COMPREHENSIVE  RETAINED   TREASURY  STOCKHOLDERS'
                                             SHARES      PAR VALUE      VALUE     INCOME (LOSS)  EARNINGS    STOCK        EQUITY
                                           -----------   ----------   ----------- -------------  ---------  --------- -------------

Balances, December 31, 1999                    137,421   $   13,742   $   958,704   $ (3,828)    $ 506,273  $  (4,817)  $ 1,470,074
                                           -----------   ----------   -----------   --------     ---------  ---------   -----------
Comprehensive income:
   Net income                                                                                       43,737                   43,737
   Translation adjustment                                                             (1,700)                                (1,700)
   Unrealized gain on marketable
      securities, net                                                                 13,797                                 13,797
                                           -----------   ----------   -----------   --------     ---------  ---------   -----------
        Total comprehensive income                  --           --            --     12,097        43,737         --        55,834
                                           -----------   ----------   -----------   --------     ---------  ---------   -----------
Issuance of common shares for warrants
   exercised                                        70            7         1,636                                             1,643
Issuance of common shares for stock
  options exercised                              8,955          896       103,746                                           104,642
Tax effect of stock option deductions                                      39,632                                            39,632
                                           -----------   ----------   -----------   --------     ---------  ---------   -----------
     Subtotal                                    9,025          903       145,014         --            --         --       145,917
                                           -----------   ----------   -----------   --------     ---------  ---------   -----------
Balances, June 30, 2000                        146,446   $   14,645   $ 1,103,718   $  8,269     $ 550,010  $  (4,817)  $ 1,671,825
                                           -----------   ----------   -----------   --------     ---------  ---------   -----------

Balances, December 31, 2000                    147,155   $   14,715   $ 1,145,847   $  7,094     $ 643,629  $  (4,817)  $ 1,806,468
                                           -----------   ----------   -----------   --------     ---------  ---------   -----------
Comprehensive income:
   Net income                                                                                      187,153                  187,153
   Translation adjustment                                                                559                                    559
   Unrealized loss on marketable
      securities, net                                                                 (5,014)                                (5,014)
                                           -----------   ----------   -----------   --------     ---------  ---------   -----------
        Total comprehensive income (loss)           --           --            --     (4,455)      187,153         --       182,698
                                           -----------   ----------   -----------   --------     ---------  ---------   -----------
Issuance of common shares for stock
  options exercised                                521           52         7,672                                             7,724
Common stock and treasury stock
  transactions                                                            (42,311)                            (69,269)     (111,580)
Tax effect of stock option deductions                                     (20,398)                                          (20,398)
                                           -----------   ----------   -----------   --------     ---------  ---------   -----------
     Subtotal                                      521           52       (55,037)        --            --    (69,269)     (124,254)
                                           -----------   ----------   -----------   --------     ---------  ---------   -----------
Balances, June 30, 2001                        147,676   $   14,767   $ 1,090,810   $  2,639     $ 830,782  $ (74,086)  $ 1,864,912
                                           -----------   ----------   -----------   --------     ---------  ---------   -----------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                 SIX MONTHS ENDED JUNE 30,
                                                                  2001              2000
                                                              ------------      ------------
Net cash provided by operating activities                     $    240,873      $     43,805
                                                              ------------      ------------

Cash flows from investing activities:
   Purchases of marketable securities, available-for-sale         (441,189)         (238,317)
   Sales of marketable securities, available-for-sale               28,193            13,986
   Cash received from disposition of long-term assets                7,486             2,322
   Capital expenditures                                           (319,797)          (98,534)
                                                              ------------      ------------
Net cash used for investing activities                            (725,307)         (320,543)
                                                              ------------      ------------
Cash flows from financing activities:
   Proceeds from long-term borrowings                              840,338           501,941
   Reduction of long-term borrowings                                (3,556)          (98,958)
   Debt issuance costs                                             (12,879)           (7,529)
   Common stock and treasury stock transactions                   (103,856)          106,285
   Other                                                               (33)             (269)
                                                              ------------      ------------
Net cash provided by financing activities                          720,014           501,470
                                                              ------------      ------------
Net increase in cash and cash equivalents                          235,580           224,732

Cash and cash equivalents, beginning of period                     197,312            80,580
                                                              ------------      ------------
Cash and cash equivalents, end of period                      $    432,892      $    305,312
                                                              ------------      ------------


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

         In our management's opinion, the condensed consolidated financial statements contain all adjustments necessary to present fairly our financial position as of June 30, 2001, and the results of our operations for each of the three-month and six-month periods ended June 30, 2001 and 2000 and the condensed consolidated statements of changes in stockholders' equity and of cash flows for each of the six-month periods ended June 30, 2001 and 2000 in accordance with US GAAP. Interim results for the six months ended June 30, 2001 may not be indicative of results that will be realized for the full year ending December 31, 2001.

         Our independent accountants have performed a review of, and issued a report on, these condensed consolidated interim financial statements in accordance with standards established by the American Institute of Certified Pubic Accountants. Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of any registration statement prepared or certified within the meanings of Section 7 and 11 of the Act.

Income Taxes

         Our effective tax rate was 37% during the current quarter and year-to-date, compared to 42% in the comparable prior year periods. This lower effective tax rate is primarily due to certain intercompany transfers of foreign assets formerly owned by U.S. entities to the foreign companies operating the assets, which generally operate in lower tax jurisdictions.


Earnings Per Share

         Basic earnings per share for all periods presented equals net income divided by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock held in treasury. Diluted earnings per share for the three months and six months ended June 30, 2001, reflects the assumed conversion of our $825 million and $1.381 billion zero coupon convertible senior debentures, as the conversion in such periods would have been dilutive. As a result of this assumed conversion, to calculate diluted earnings per share for the three months and six months ended June 30, 2001, net income is adjusted to add back interest expense relating to the debentures totaling $5.32 million and $9.32 million, respectively, on an after-tax basis. This adjusted net income is then divided by the sum of: (1) the weighted average number of shares of common stock outstanding used for the basic computation, (2) the net effect of dilutive stock options and warrants, and (3) for the three months and six months ended June 30, 2001, 18.6 million and 16.7 million shares of common stock, respectively, assumed to be issued upon conversion of the debentures. Diluted earnings per share for the three months and six months ended June 30, 2000 does not reflect the assumed conversion of our $825 million zero coupon convertible senior debentures due 2020, as this conversion would have been anti-dilutive.


Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets".

         SFAS 141 requires all business combinations completed after June 30, 2001, to be accounted for under the purchase method. This standard also establishes for all business combinations made after June 30, 2001, specific criteria for the recognition of intangible assets separately from goodwill.

         SFAS 142 addresses the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are:
1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for the intangible assets with finite lives will no longer be limited to forty years. We will adopt SFAS 142 effective January 1, 2002, as required, and no longer will record goodwill amortization expense. This expense totaled $2.2 million ($.01 per diluted share), net of tax, for the six months ended June 30, 2001.

NOTE 2 LONG-TERM OBLIGATIONS

         During February and March 2001, we completed a private placement of zero coupon convertible senior debentures due 2021. The aggregate principal amount of the debentures at maturity will be $1.381 billion. The debentures were issued at a discount with net proceeds to Nabors, after expenses, totaling approximately $828.0 million. The yield to maturity of the debentures is 2.5% compounded semi-annually with no periodic cash payments of interest. At the holder's option, the debentures can be converted, at any time prior to maturity or their earlier redemption, into Nabors common stock, at a conversion rate of
7.0745 shares per $1,000 principal amount at maturity. The conversion rate may be adjusted from time to time, upon the occurrence of specified events. Instead of delivering shares of common stock upon conversion of any debentures, we may elect to pay the holder cash for all or a portion of the debentures. The debentures can be put to us on February 5, 2006, February 5, 2011 and February 5, 2016 for a purchase price equal to the issue price plus accrued original issue discount to the date of repurchase. We may elect to pay all or a portion of the purchase in common stock instead of cash. We cannot redeem the debentures before February 5, 2006, after which we may redeem all or a portion of the debentures for cash at their accreted value. The proceeds from the issuance of the debentures will be used for general corporate purposes, including but not limited to, working capital, investment in subsidiaries and possible future business acquisitions. The proceeds have been invested in cash and marketable securities. On May 11, 2001, Nabors' registration statement with respect to resales of these debentures became effective.


NOTE 3 COMMON STOCK

         During June 2001, our Board of Directors authorized the repurchase of up to $150 million of our common stock. In accordance with this authorization, we purchased 1.5 million shares of our common stock for approximately $69.3 million in June 2001. These shares are now held in treasury.

         During the second quarter of 2001, we entered into a private transaction with a counterparty to potentially purchase up to 1.0 million shares of our common stock during the third quarter of 2001. Pursuant to the terms of the transaction, we paid $47.4 million to the counterparty in the second quarter of 2001 which was recorded as a reduction of capital in excess of par value. Upon maturity of this transaction in July 2001, we received 1.0 million of our shares which we recorded as treasury stock. Additionally, during the second quarter of 2001, we entered into two separate private transactions with a counterparty in which we sold 2.0 million put options which, upon maturity during the third quarter of 2001, will result in our purchase of 2.0 million shares of our common stock or settlement in cash. Since the end of June, we have acquired an additional 1.1 million shares of our common stock for approximately $28.4 million.


NOTE 4 COMMITMENTS AND CONTINGENCIES

Capital Expenditures

         As of June 30, 2001, we had outstanding capital expenditure purchase commitments of approximately $120.0 million for drill pipe and refurbishment of rigs to be reactivated and for rig-related sustaining capital expenditures.

Contingencies

         In the class action lawsuit arising out of the initial public offering of Bayard Drilling Technologies, Inc. (prior to Bayard being acquired by Nabors), Yuan v. Bayard Drilling Technologies, Inc., et al., the parties have signed an agreement to settle the lawsuit, and the court has granted final approval to the settlement. The settlement amounts paid by Bayard (either directly or as a result of its indemnification obligations) were not material to Bayard or Nabors.

         In Verdin v. R&B Falcon Drilling USA, Inc., et al., Civil Action No. G-00-488, in the United States District Court for the Southern District of Texas, Galveston Division, the class action lawsuit against our offshore drilling subsidiaries alleging, among other things, conspiracy to depress wages and benefits paid to our offshore employees, we have reached a settlement, subject to court approval. The settlement amounts to be paid by Nabors' subsidiaries are not material to such subsidiaries or Nabors. In the event the settlement is not finalized, Nabors continues to believe the allegations in this lawsuit are without merit and Nabors' subsidiaries will defend vigorously the claims brought against them. In such event, we are unable, however, to predict the outcome of this lawsuit or the costs to be incurred in connection with its defense and there can be no assurance that this litigation will be resolved in our favor. An adverse result or prolonged litigation could have an adverse effect on the financial position or results of operations of Nabors.

         Nabors and its subsidiaries are defendants or otherwise involved in a number of other lawsuits in the ordinary course of their business. In the opinion of management, Nabors' ultimate liability with respect to these pending lawsuits is not expected to have a significant or material adverse effect on Nabors' consolidated financial position, cash flows or results of operations.



NOTE 5 SUPPLEMENTAL INCOME STATEMENT INFORMATION

        Other income, net includes the following:



                                                            THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                           ------------------------------     -----------------------------
                                                               2001             2000              2001             2000
                                                           ------------      ------------     ------------     ------------
                                                                                   (IN THOUSANDS)

Gains on marketable securities, net                       $       3,354      $      5,173     $      7,216     $      9,898
Gains (losses) on disposition of long-term assets, net             (469)              470            3,958            1,282
Foreign currency gains (losses)                                    (185)              123              297              358
Dividend income                                                     211                19              373               37
Other                                                               145               540              480              574
                                                           ------------      ------------     ------------     ------------
                                                           $      3,056      $      6,325     $     12,324     $     12,149
                                                           ------------      ------------     ------------     ------------

NOTE 6 SEGMENT INFORMATION

        The following table sets forth financial information with respect to our reportable segments:



                                                     THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                        2001            2000              2001             2000
                                                    ------------     ------------     ------------     ------------
                                                                              (IN THOUSANDS)
  Operating revenues and Earnings from
     unconsolidated affiliates:
     Contract drilling (1)                          $    556,363     $    280,766     $  1,042,848     $    547,656
     Manufacturing and logistics (2)                      70,682           35,157          132,930           70,088
     Other (3)                                           (32,230)         (14,455)         (56,882)         (26,592)
                                                    ------------     ------------     ------------     ------------
       Total                                        $    594,815     $    301,468     $  1,118,896     $    591,152
                                                    ------------     ------------     ------------     ------------
  Income derived from operating activities: (4)
      Contract drilling (1)                         $    145,878     $     40,291     $    259,128     $     72,055
      Manufacturing and logistics (2)                     24,838            7,521           45,793           15,618
      Other (5)                                           (9,830)          (6,977)         (20,006)         (13,685)
                                                    ------------     ------------     ------------     ------------
        Total                                       $    160,886     $     40,835     $    284,915     $     73,988
   Interest expense                                      (14,513)          (7,445)         (26,977)         (16,096)
   Interest income                                        15,676            1,842           28,936            2,431
   Other income, net                                       3,056            6,325           12,324           12,149
                                                    ------------     ------------     ------------     ------------
       Income before income taxes and
         extraordinary gain                         $    165,105     $     41,557     $    299,198     $     72,472
                                                    ------------     ------------     ------------     ------------


                                        JUNE 30,       DECEMBER 31,
                                          2001           2000
                                      ------------    ------------
Total assets:
   Contract drilling (6)              $  2,696,356    $  2,232,340
   Manufacturing and logistics (7)         338,418         305,770
   Other (5)                             1,145,807         598,758
                                      ------------    ------------
      Total                           $  4,180,581    $  3,136,868
                                      ------------    ------------

(1) Includes Earnings from unconsolidated affiliates, accounted for by the equity method, of $4.2 million, $ 4.3 million, $8.4 million and $7.8 million for each of the three-month and six-month periods ended June 30, 2001 and 2000, respectively.

(2) Includes Earnings from unconsolidated affiliates, accounted for by the equity method, of $5.8 million, $5.9 million, $11.8 million and $12.9 million for each of the three-month and six-month periods ended June 30, 2001 and 2000, respectively.

(3) Includes the elimination of inter-segment manufacturing and logistics sales.

(4) "Income derived from operating activities" has historically been referred to as "operating income" by us. It is computed by subtracting: direct costs, general and administrative expenses, and depreciation and amortization from Operating revenues and then adding Earnings from unconsolidated affiliates.

(5) Includes the elimination of inter-segment transactions and unallocated corporate expenses and assets.

(6) Includes $21.8 million and $22.8 million of investments in unconsolidated affiliates, accounted for by the equity method, at June 30, 2001 and December 31, 2000, respectively.

(7) Includes $33.5 million and $24.5 million of investments in unconsolidated affiliates, accounted for by the equity method, at June 30, 2001 and December 31, 2000, respectively.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of Nabors Industries, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Nabors Industries, Inc. and its subsidiaries as of June 30, 2001, and the related condensed consolidated statements of income for each of the three-month and six-month periods ended June 30, 2001 and 2000 and the condensed consolidated statements of changes in stockholders' equity and of cash flows for the six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of income, changes in stockholders' equity and of cash flows for the year then ended (not presented herein), and in our report dated January 25, 2001, except for Note 15, as to which the date is March 13, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


/s/ PricewaterhouseCoopers LLP


Houston, Texas
July 24, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000

         Operating revenues and Earnings from unconsolidated affiliates for the second quarter of fiscal year 2001 totaled $594.8 million, representing an increase of $293.3 million, or 97%, as compared to the prior year period. Current quarter income derived from operating activities(1) and net income totaled $160.9 million and $104.0 million ($.63 per diluted share), respectively, representing increases of 294% and 332% compared to the prior year period. Operating revenues and Earnings from unconsolidated affiliates for the first six months of fiscal year 2001 totaled $1.1 billion, representing an increase of $527.7 million, or 89%, compared to the prior year period. Income derived from operating activities and net income totaled $284.9 million and $187.2 million ($1.14 per diluted share), respectively, representing increases of 285% and 328% compared to the prior year period.

         The increase in our operating results is due to substantial improvements in all of our business units, driven primarily by the convergence of supply and demand for natural gas and oil brought about by global economic growth and the increasing difficulty, expense and long lead times involved in adding to supply. This is particularly true for North American natural gas, for which demand has steadily increased due to its environmental desirability and its increasing use in electric power generation. Natural gas prices, which averaged $3.05 per mcf during the first six months of 2000, averaged $5.17 per mcf during the first six months of 2001. Oil prices averaged $28.31 per barrel during the first six months of 2001, down slightly from $28.93 per barrel during the first six months of 2000. The increase in the price of natural gas and the sustained higher price of oil during the past 21 months has resulted in increased capital spending by customers for our services. This increased spending has been especially evident in our US Lower 48, Canada and Gulf of Mexico operations for natural gas-related drilling and workover activities. The increase in North American land drilling activity is illustrated by the increase in the total US active land rig count, which averaged 999 working rigs during the six months ended June 30, 2001 compared to 665 working rigs during the six months ended June 30, 2000. Additionally, the Canadian land, International land and US Offshore rig counts have increased by 11%, 20% and 30%, respectively, as compared to the six months ended June 30, 2000. While today's US natural gas prices remain at relatively high levels, they have been steadily declining during the past six months and averaged $2.93 per mcf during July 2001. Although the majority of our customers currently indicate their drilling programs will remain flat or decline modestly in the second half of 2001, demand for additional rigs in the US Lower 48 drilling market has been substantially reduced. While we remain cautious about our US Lower 48 business, our current view is that any possible diminished activity will likely be rapidly self-correcting and therefore relatively short in duration. Our other businesses provide a substantial degree of diversity away from the US natural gas market, and all of them indicate positive outlooks barring any major unforeseen event or significant worldwide recession.



(1) "Income derived from operating activities" has historically been referred to as "operating income" by us. It is computed by subtracting: direct costs, general and administrative expenses, and depreciation and amortization from Operating revenues and then adding Earnings from unconsolidated affiliates.

         The following tables set forth certain financial information with respect to our reportable segments and rig activity:


                                              THREE MONTHS ENDED JUNE 30,                   SIX MONTHS ENDED JUNE 30,
                                                                    INCREASE                                     INCREASE
                                             2001        2000      (DECREASE)             2001         2000     (DECREASE)
                                           ---------   ---------   ----------          -----------   ---------  ----------
                                                                 (IN THOUSANDS, EXCEPT PERCENTAGES)
Reportable segments:
Operating revenues and Earnings
from unconsolidated affiliates:
   Contract drilling (1)                   $ 556,363   $ 280,766   $ 275,597     98%   $ 1,042,848   $ 547,656   $ 495,192     90%
   Manufacturing and logistics (2)            70,682      35,157      35,525    101%       132,930      70,088      62,842     90%
   Other (3)                                 (32,230)    (14,455)    (17,775)  (123)%      (56,882)    (26,592)    (30,290)  (114)%
                                           ---------   ---------   ---------           -----------   ---------   ---------
      Total                                $ 594,815   $ 301,468   $ 293,347     97%   $ 1,118,896   $ 591,152   $ 527,744     89%
                                           ---------   ---------   ---------           -----------   ---------   ---------

Income derived from operating activities:
   Contract drilling (1)                   $ 145,878   $  40,291   $ 105,587    262%   $   259,128   $  72,055   $ 187,073    260%
   Manufacturing and logistics (2)            24,838       7,521      17,317    230%        45,793      15,618      30,175    193%
   Other (4)                                  (9,830)     (6,977)     (2,853)   (41)%      (20,006)    (13,685)     (6,321)   (46)%
                                           ---------   ---------   ---------           -----------   ---------   ---------     --
      Total                                $ 160,886   $  40,835   $ 120,051    294%   $   284,915   $  73,988   $ 210,927    285%
                                           ---------   ---------   ---------           -----------   ---------   ---------


(1) Includes Earnings from unconsolidated affiliates, accounted for by the equity method, of $4.2 million, $4.3 million, $8.4 million and $7.8 million, for each of the three-month and the six-month periods ended June 30, 2001 and 2000, respectively.

(2) Includes Earnings from unconsolidated affiliates, accounted for by the equity method, of $5.8 million, $5.9 million, $11.8 million and $12.9 million, for each of the three-month and the six-month periods ended June 30, 2001 and 2000, respectively.

(3) Includes the elimination of inter-segment manufacturing and logistics sales.

(4) Includes the elimination of inter-segment transactions and unallocated corporate expenses.



                                 THREE MONTHS ENDED JUNE 30,                 SIX MONTHS ENDED JUNE 30,
                        2001        2000              INCREASE          2001       2000              INCREASE
                        ----        ----        -------------------     ----       ----         ------------------
Rig activity (1):
   Rig years (2)        353.6       236.8       119.3          51%      349.3       235.4       113.9          48%
   Rig utilization         61%         42%         19%         45%         60%         42%         18%         43%


(1)  Excludes labor contracts and domestic land well-servicing rigs.

(2) Rig years represents a measure of the number of equivalent rigs operating during a given period. For example, one rig operating 182.5 days during a 365-day period represents 0.5 rig years.

     The following table sets forth certain industry data:


                                       THREE MONTHS ENDED JUNE 30,                      SIX MONTHS ENDED JUNE 30,
                                                             INCREASE                                       INCREASE
                                  2001       2000           (DECREASE)           2001       2000           (DECREASE)
                                  ----       ----      --------------------      ----       ----     ---------------------
 Industry data:
Average US natural gas
   spot price ($/mcf) (1)        $  4.16    $  3.55    $  0.61          17%     $  5.17    $  3.05    $  2.12          70%
Average West Texas
   intermediate crude oil
   spot price ($/bbl) (1)        $ 27.88    $ 28.95    $ (1.07)         (4)%    $ 28.31    $ 28.93    $  (.62)         (2)%
Average US land rig count (2)      1,047        694        353          51%         999        665        334          50%
Average Canadian land rig
   count (2)                         249        204         45          22%         379        340         39          11%
Average International land
   rig count (2)                     524        453         71          16%         521        435         86          20%
Average US Offshore rig
   count (2)                         167        134         33          25%         168        129         39          30%

(1)  Source:  Bloomberg
(2)  Source:  Baker Hughes


         Contract drilling. This segment includes our drilling, workover and well-servicing operations, on land and offshore. Second quarter 2001 Operating revenues and Earnings from unconsolidated affiliates for the contract drilling segment totaled $556.4 million and income derived from operating activities totaled $145.9 million, representing increases of 98% and 262%, respectively, compared to the prior year quarter. Equivalent rig years (excluding labor contracts and domestic land well-servicing rigs) increased to 353.6 years during the second quarter of 2001 from an average of 234.3 years during the prior year quarter. For the six months ended June 30, 2001, contract drilling operating revenues and Earnings from unconsolidated affiliates totaled $1.04 billion and income derived from operating activities totaled $259.1 million representing increases of 90% and 260%, respectively, compared to the prior year period. Equivalent rig years increased to 349.3 years from an average of 235.4 years during the prior year period.

         Alaskan revenues increased during the current quarter and year-to-date due to higher equivalent rig years and higher average dayrates. Equivalent rig years in Alaska increased to 10.5 years during the current quarter from 8.4 years in the prior year quarter and increased to 10.6 years during the six months ended June 30, 2001 from 8.7 years during the prior year period.

         Canadian revenues were higher during the current quarter and year-to-date due to higher average dayrates associated with continued strong demand for natural gas drilling services throughout the Canadian market. Equivalent rig years in Canada decreased to 14.9 years during the current quarter from 16.0 years in the prior year quarter and decreased to 22.0 years during the first six months of 2001 from 22.4 years during the prior year period.

         US Lower 48 drilling revenues increased dramatically during the current quarter and year-to-date as a result of increased demand for drilling services. The prolonged strength of the North American natural gas market has resulted in significant increases in both equivalent rig years and dayrates. While today's US natural gas prices remain at relatively high levels, they have been steadily declining during the past six months. Although the majority of our customers currently indicate their drilling programs will remain flat or decline modestly in the second half of 2001, demand for additional rigs in the US Lower 48 drilling market has been substantially reduced. Consequently, we have temporarily suspended our rig reactivation program until there is a resumption of demand for incremental rigs. We will however, complete eight SCR rigs currently being refurbished, all of which have contract commitments. US Lower 48 equivalent rig years increased to 242.5 years during the current quarter from
139.5 years during the prior year quarter and increased to 231.8 years during the first six months of 2001 from 136.5 years during the prior year period.

         US land well-servicing operations improved during the current quarter and year-to-date due to increased activity and rates per hour primarily resulting from higher natural gas and oil prices. US land well-servicing hours increased to 505,000 hours during the current quarter from 425,000 hours during the prior year quarter and increased to 984,000 hours during the six months ended June 30, 2001 from 833,000 hours during the prior year period.

         International revenues increased during the current quarter and year-to-date due to higher average dayrates and higher equivalent rig years in our South American operations, primarily in Colombia and Ecuador, our Middle East operations, principally in Oman, and our African operations, primarily in Algeria. Additionally, effective January 1, 2001 we purchased our partner's 49% interest in the Argentina operation for $4.5 million and now own 100% of the operation. Previously, our interest was accounted for using the equity method of accounting. These increases were partially offset by decreased activity in Kazakhstan. International equivalent rig years increased to 46.6 years during the current quarter from 39.9 years during the prior year quarter and increased to 47.2 years during the first six months of 2001 from 38.0 years during the prior year period.

         Offshore revenues increased during the current quarter and year-to-date due to increased revenues in the Gulf of Mexico. The Gulf of Mexico improvement resulted from increased platform, jackup and barge workover and platform drilling activity and higher average dayrates. Internationally, offshore revenues decreased primarily due to decreased activity in Mexico, partially offset by increased activity in Brazil and the Congo. Offshore equivalent rig years increased to 39.1 years during the current quarter from 33.0 years during the prior year quarter and increased to 37.7 years during the first six months of 2001 from 29.8 years during the prior year period.

         Manufacturing and logistics. This segment includes our supply vessel, top drive manufacturing, rig instrumentation and software, and construction and transportation operations. Manufacturing and logistics Operating revenues and Earnings from unconsolidated affiliates were $70.7 million during the current quarter, representing an increase of 101% compared with the prior year quarter. Income derived from operating activities for this segment increased to $24.8 million compared to $7.5 million, representing an increase of 230% compared to the prior year quarter. For the six months ended June 30, 2001, manufacturing and logistics Operating revenues and Earnings from unconsolidated affiliates totaled $132.9 million and income derived from operating activities totaled $45.8 million, representing increases of 90% and 193%, respectively. Increases in this segment resulted from increased top drive sales and higher equivalent vessel years and higher average vessel dayrates for our supply vessel operation. Equivalent supply vessel years increased to 25.9 years during the current quarter from 19.3 years during the prior year quarter and increased to 25.9 years during the six months ended June 30, 2001 from 17.0 years during the prior year period.

         Other Financial Information. Gross margin percentage is calculated by dividing gross margin by operating revenues. Gross margin is calculated by subtracting direct costs from operating revenues. The gross margin percentage increased during the three-month and six-month periods ended June 30, 2001 primarily due to higher average dayrates at virtually all of our business units.

         General and administrative expenses and depreciation and amortization expense as a percentage of operating revenues decreased during the current quarter and year-to-date due to the increase in our revenues, as these expenses were spread over a larger revenue base.

         Interest expense increased during the current quarter and year-to-date due to higher average debt outstanding, resulting from the issuance of our $825 million zero coupon convertible senior debentures in June 2000 and our $1.381 billion zero coupon convertible senior debentures in February and March 2001. Interest income increased during the current quarter and year-to-date due to higher average cash balances resulting from the investment of the proceeds from the issuances of these debentures.

         Other income decreased during the current quarter due to lower gains on marketable securities. We realized net gains on sales of marketable securities totaling $3.8 million and unrealized holding losses on marketable securities classified as trading totaling $.4 million during the current quarter. Other income increased slightly during the first six months of 2001 primarily due to higher gains on dispositions of long-term assets, partially offset by lower gains on marketable securities. We recorded $4.0 million in gains on disposition of long-term assets primarily attributable to insurance proceeds received on a rig destroyed in a blowout. We also realized gains on sales of marketable securities totaling $8.3 million and unrealized holding losses on marketable securities classified as trading totaling $1.1 million during the first six months of 2001.

         Our effective tax rate was 37% during the current quarter and year-to-date, compared to 42% in the comparable prior year periods. This lower effective tax rate is primarily due to certain intercompany transfers of foreign assets formerly owned by U.S. entities to the foreign companies operating the assets, which generally operate in lower tax jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

         We currently have cash and cash equivalents and investments in marketable securities totaling $1.2 billion. In addition, we generate significant cash from operations over the course of a twelve-month period. We also have substantial borrowing capacity under various credit facility arrangements, and have access to public debt and equity capital markets. Our ability to raise money in the public markets is enhanced by our senior unsecured debt ratings as provided by Moody's Investor Service and Standard & Poor's which are currently "A3" and "A-", respectively.

         During June 2001, our Board of Directors authorized the repurchase of up to $150 million of our common stock. In accordance with this authorization, we purchased 1.5 million shares of our common stock for approximately $69.3 million in June 2001. These shares are now held in treasury.

         During the second quarter of 2001, we entered into a private transaction with a counterparty to potentially purchase up to 1.0 million shares of our common stock during the third quarter of 2001. Pursuant to the terms of the transaction, we paid $47.4 million to the counterparty in the second quarter of 2001 and upon maturity of this transaction in July 2001, we received 1.0 million of our shares. Additionally, during the second quarter of 2001, we entered into two separate private transactions with a counterparty in which we sold 2.0 million put options which, upon maturity during the third quarter of 2001 will result in the purchase of 2.0 million shares of our common stock or settlement in cash. Since the end of June, we have acquired an additional 1.1 million shares of our common stock for approximately $28.4 million.

         During February and March 2001, we completed a private placement of zero coupon convertible senior debentures due 2021. The aggregate principal amount of the debentures at maturity will be $1.381 billion. The debentures were issued at a discount with net proceeds to Nabors, after expenses, totaling approximately $828.0 million. The yield to maturity of the debentures is 2.5% compounded semi-annually with no periodic cash payments of interest. At the holder's option, the debentures can be converted, at any time prior to maturity or their earlier redemption, into Nabors common stock at a conversion rate of
7.0745 shares per $1,000 principal amount at maturity. The conversion rate may be adjusted from time to time, upon the occurrence of specified events. Instead of delivering shares of common stock upon conversion of any debentures, we may elect to pay the holder cash for all or a portion of the debentures. The debentures can be put to us on February 5, 2006, February 5, 2011 and February 5, 2016 for a purchase price equal to the issue price plus accrued original issue discount to the date of repurchase. We may elect to pay all or a portion of the purchase in common stock instead of cash. We cannot redeem the debentures before February 5, 2006, after which we may redeem all or a portion of the debentures for cash at any time at their accreted value. The proceeds from the issuance of the debentures will be used for general corporate purposes, including but not limited to, working capital, investment in subsidiaries and possible future business acquisitions. The proceeds have been invested in cash and marketable securities. On May 11, 2001, Nabors registration statement with respect to resales of these debentures became effective.

         We had working capital of $974.2 million as of June 30, 2001, representing a $449.8 million increase compared to December 31, 2000. The increase in working capital is primarily attributable to our receipt of proceeds from the issuance of the zero coupon debentures as well as an increase in accounts receivable resulting from the increase in rig activity.

         Our ratio of funded debt to funded debt plus stockholders' equity, commonly referred to as the funded debt to capital ratio, was 0.48:1 as of June 30, 2001, as compared to 0.32:1 as of December 31, 2000. This increase is due to the issuance of the zero coupon debentures due 2021.

         Net cash provided by operating activities totaled $240.9 million during the six months ended June 30, 2001, compared to net cash provided by operating activities totaling $43.8 million during the prior year period. During the six-month period ended June 30, 2001, net income was increased for non-cash items such as depreciation, amortization and deferred taxes and decreased for earnings from unconsolidated affiliates. Cash was used for overall increases in our working capital accounts, primarily accounts receivable. During the prior year period, net income was increased for non-cash items such as depreciation, amortization and deferred taxes and cash was used by an overall increase in our working capital accounts.

         Net cash used for investing activities totaled $725.3 million during the current six-month period, compared to $320.5 million during the prior year period. We used cash primarily for purchases of marketable securities and for capital expenditures during both the current and the prior year periods. The sale of marketable securities and the disposition of long-term assets during both the current and the prior year periods provided our cash.

         Financing activities provided cash totaling $720.0 million during the current six-month period compared to $501.5 million during the prior year period. During the current period, cash was primarily provided by our issuance of our $1.381 billion zero coupon convertible senior debentures during February and March 2001 partially offset by cash used to repurchase shares of our common stock. During the prior year period, cash was primarily provided by the issuance of our $825 million zero coupon convertible senior debentures during June 2000 and our receipt of proceeds from the exercise of options to acquire 9.0 million shares of our common stock, partially offset by cash used for the repurchase of approximately $96.0 million of our Pool 8.625% Notes.

         Our cash and cash equivalents and investments in marketable securities totaled $1.2 billion as of June 30, 2001. We currently have credit facility arrangements with various banks with total availability of $259.9 million. As of June 30, 2001, our remaining availability, after outstanding letters of credit, totaled approximately $228.2 million.

         As of June 30, 2001, we had outstanding capital expenditure purchase commitments of approximately $120.0 million for drill pipe and refurbishment of rigs to be reactivated and for rig-related sustaining capital expenditures.

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


PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         The following discusses developments with respect to two material lawsuits reported in our annual report on Form 10-K for the year ended December 31, 2000 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

         In the class action lawsuit arising out of the initial public offering of Bayard Drilling Technologies, Inc. (prior to Bayard being acquired by Nabors), Yuan v. Bayard Drilling Technologies, Inc., et al., the parties have signed an agreement to settle the lawsuit, and the court has granted final approval to the settlement. The settlement amounts paid by Bayard (either directly or as a result of its indemnification obligations) were not material to Bayard or Nabors.

         In Verdin v. R&B Falcon Drilling USA, Inc., et al., Civil Action No. G-00-488, in the United States District Court for the Southern District of Texas, Galveston Division, the class action lawsuit against our offshore drilling subsidiaries alleging, among other things, conspiracy to depress wages and benefits paid to our offshore employees, we have reached a settlement, subject to court approval. The settlement amounts to be paid by Nabors' subsidiaries are not material to such subsidiaries or Nabors. In the event the settlement is not finalized, Nabors continues to believe the allegations in this lawsuit are without merit and Nabors' subsidiaries will defend vigorously the claims brought against them. In such event, we are unable, however, to predict the outcome of this lawsuit or the costs to be incurred in connection with its defense and there can be no assurance that this litigation will be resolved in our favor. An adverse result or prolonged litigation could have an adverse effect on the financial position or results of operations of Nabors.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the 2001 Annual Meeting of Shareholders held on June 5, 2001, 129,137,226 shares were present in person or by proxy, constituting 87.95% of the outstanding common stock of Nabors entitled to vote. The sole matter voted upon at the annual meeting was:

         Election of Directors: The stockholders elected three Class I Directors to the Board of Directors of Nabors to serve for a three-year term, until 2004:

James L. Payne
Votes cast in favor:                127,663,242
Votes withheld:                       1,473,984

Hans W. Schmidt
Votes cast in favor:                128,226,390
Votes withheld:                         910,836

Richard A. Stratton
Votes cast in favor:                128,246,983
Votes withheld:                         890,243

Class II Directors, Anthony G. Petrello, Myron M. Sheinfeld and Martin J. Whitman, continued in office with terms expiring in 2002. Class III Directors, Eugene M. Isenberg and Jack Wexler, continued in office with terms expiring in 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

         11      Statement re: Computation of Per Share Earnings

         15.1    Awareness Letter of Independent Accountants

         (b)     Reports on Form 8-K

         o Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2001 with respect to Nabors' first quarter 2001 earnings release.

         o Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2001 with respect to Nabors' second quarter 2001 earnings release.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NABORS INDUSTRIES, INC.



                                             /s/ Anthony G. Petrello
                                   --------------------------------------------
                                   Anthony G. Petrello
                                   President and Chief Operating Officer



                                              /s/ Bruce P. Koch
                                   --------------------------------------------
                                   Bruce P. Koch
                                   Vice President - Finance (principal financial
                                         and accounting officer)

Dated:  August 14, 2001

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER              DESCRIPTION
------             -----------
 11       Statement re: Computation of Per Share Earnings

 15.1     Awareness Letter of Independent Accountants