Form 10-Q
period 2001-09-30
NABORS INDUSTRIES INC
filed 2001-11-14
CIK 798943

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


                         FOR THE QUARTERLY PERIOD ENDED
                          SEPTEMBER 30, 2001 COMMISSION
                               FILE NUMBER: 1-9245

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

         The number of shares of Common Stock, par value $.10 per share, outstanding as of October 31, 2001 was 140,871,801.





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

  Item 1. Financial Statements

          Condensed Consolidated Balance Sheets as of
           September 30, 2001 and December 31, 2000......................................2

          Condensed Consolidated Statements of
           Income for the Three Months Ended and Nine Months Ended
           September 30, 2001 and 2000...................................................3

          Condensed Consolidated Statements of
           Changes in Stockholders' Equity for the Nine
           Months Ended September 30, 2001 and 2000......................................4

          Condensed Consolidated Statements of Cash
           Flows for the Nine Months Ended September 30,
           2001 and 2000.................................................................5

          Notes to Condensed Consolidated
           Financial Statements..........................................................6

          Report of Independent Accountants.............................................11

  Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations...................................................................12

Part II   Other Information

  Item 1. Legal Proceedings.............................................................19

  Item 6. Exhibits and Reports on Form 8-K..............................................19

Signatures..............................................................................20

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      SEPTEMBER 30,       DECEMBER 31,
                                                                          2001                2000
                                                                      -------------      -------------
ASSETS
Current assets:
   Cash and cash equivalents                                          $     320,304      $     197,312
   Marketable securities                                                    280,044            138,939
   Accounts receivable, net                                                 501,036            350,302
   Inventory and supplies                                                    19,281             18,029
   Prepaid expenses and other current assets                                105,713             99,034
                                                                      -------------      -------------
    Total current assets                                                  1,226,378            803,616

Property, plant and equipment, net                                        2,240,750          1,821,392
Goodwill, net                                                               191,197            192,181
Marketable securities                                                       488,420            214,702
Other long-term assets                                                      118,134            104,977
                                                                      -------------      -------------
    Total assets                                                      $   4,264,879      $   3,136,868
                                                                      -------------      -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term obligations                           $       2,510      $       3,554
   Trade accounts payable                                                   182,147            139,162
   Accrued liabilities                                                      156,188            113,010
   Income taxes payable                                                      42,914             23,453
                                                                      -------------      -------------
    Total current liabilities                                               383,759            279,179

Long-term obligations                                                     1,715,889            854,777
Other long-term liabilities                                                 128,998             99,147
Deferred income taxes                                                       258,658             97,297
                                                                      -------------      -------------

    Total liabilities                                                     2,487,304          1,330,400
                                                                      -------------      -------------

Commitments and contingencies (Note 4)

Stockholders' equity:
   Common stock, par value $.10 per share:
    Authorized common shares 400,000;
       issued 147,678 and 147,155                                            14,768             14,715
   Capital in excess of par value                                         1,090,918          1,145,847
   Accumulated other comprehensive (loss) income                            (14,354)             7,094
   Retained earnings                                                        939,023            643,629
   Less treasury stock, at cost, 6,822 and 589 common shares               (252,780)            (4,817)
                                                                      -------------      -------------
    Total stockholders' equity                                            1,777,575          1,806,468
                                                                      -------------      -------------
    Total liabilities and stockholders' equity                        $   4,264,879      $   3,136,868
                                                                      -------------      -------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                        THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,

                                                             2001             2000             2001             2000
                                                        -------------     --------------  -------------     -------------

Revenues and other income:
  Operating revenues                                     $    593,653     $    344,506     $  1,692,306     $    914,915
  Earnings from unconsolidated affiliates                       8,459            9,533           28,702           30,276
  Interest income                                              13,636            9,315           42,572           11,746
  Other income, net                                             5,400            5,719           17,724           17,868
                                                         ------------     ------------     ------------     ------------
    Total revenues and other income                           621,148          369,073        1,781,304          974,805
                                                         ------------     ------------     ------------     ------------

Costs and other deductions:
  Direct costs                                                347,966          230,492        1,020,571          620,760
  General and administrative expenses                          34,248           26,164          101,148           78,716
  Depreciation and amortization                                54,413           38,086          148,889          112,430
  Interest expense                                             15,395           10,066           42,372           26,162
                                                         ------------     ------------     ------------     ------------
    Total costs and other deductions                          452,022          304,808        1,312,980          838,068
                                                         ------------     ------------     ------------     ------------

Income before income taxes and extraordinary gain             169,126           64,265          468,324          136,737
                                                         ------------     ------------     ------------     ------------

Income taxes:
  Current                                                      27,503            3,756           53,826           12,490
  Deferred                                                     33,382           21,949          119,104           43,653
                                                         ------------     ------------     ------------     ------------
    Total income taxes                                         60,885           25,705          172,930           56,143
                                                         ------------     ------------     ------------     ------------

Income before extraordinary gain                              108,241           38,560          295,394           80,594
Extraordinary gain, net                                            --              147               --            1,850
                                                         ------------     ------------     ------------     ------------
Net income                                               $    108,241     $     38,707     $    295,394     $     82,444
                                                         ------------     ------------     ------------     ------------

Earnings per share:
  Basic:
    Before extraordinary gain                            $        .75     $        .26     $       2.03     $        .56
    Extraordinary gain                                             --               --               --              .01
                                                         ------------     ------------     ------------     ------------
    Net income                                           $        .75     $        .26     $       2.03     $        .57
                                                         ------------     ------------     ------------     ------------

   Diluted:
    Before extraordinary gain                            $        .68     $        .25     $       1.82     $        .53
    Extraordinary gain                                             --               --               --              .01
                                                         ------------     ------------     ------------     ------------
    Net income                                           $        .68     $        .25     $       1.82     $        .54
                                                         ------------     ------------     ------------     ------------

Weighted average number of shares outstanding:
  Basic                                                       143,610          146,062          145,615          143,660
                                                         ------------     ------------     ------------     ------------
  Diluted                                                     167,384          162,396          170,318          151,711
                                                         ------------     ------------     ------------     ------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                    CAPITAL     ACCUMULATED
                                                                  IN EXCESS       OTHER                                   TOTAL
                                              COMMON STOCK         OF PAR      COMPREHENSIVE  RETAINED      TREASURY   STOCKHOLDERS'
                                           SHARES    PAR VALUE      VALUE      INCOME (LOSS)  EARNINGS       STOCK        EQUITY
                                           -------   ---------   -----------   -------------  ---------    ----------  -----------

Balances, December 31, 1999                137,421   $  13,742   $   958,704   $      (3,828) $ 506,273    $   (4,817) $ 1,470,074
                                           -------   ---------   -----------   -------------  ---------    ----------  -----------

Comprehensive income:
   Net income                                                                                    82,444                     82,444
   Translation adjustment                                                             (2,394)                              (2,394)
   Unrealized gain on marketable
      securities, net                                                                 13,091                                13,091
                                           -------   ---------   -----------   -------------  ---------    ----------  -----------
        Total comprehensive income              --          --            --          10,697     82,444            --       93,141
                                           -------   ---------   -----------   -------------  ---------    ----------  -----------

Issuance of common stock for warrants
   exercised                                    70           7         1,636                                                 1,643
Issuance of common stock for stock
  options exercised                          9,394         940       108,022                                               108,962
Tax effect of stock option deductions                                 59,941                                                59,941
                                           -------   ---------   -----------   -------------  ---------    ----------  -----------
     Subtotal                                9,464         947       169,599              --         --            --      170,546
                                           -------   ---------   -----------   -------------  ---------    ----------  -----------
Balances, September 30, 2000               146,885    $ 14,689   $ 1,128,303   $       6,869  $ 588,717    $   (4,817) $ 1,733,761
                                           -------   ---------   -----------   -------------  ---------    ----------  -----------



Balances, December 31, 2000                147,155    $ 14,715   $ 1,145,847   $       7,094  $ 643,629    $   (4,817) $ 1,806,468
                                           -------   ---------   -----------   -------------  ---------    ----------  -----------
Comprehensive income (loss):
   Net income                                                                                   295,394                    295,394
   Translation adjustment                                                             (4,396)                               (4,396)
   Unrealized loss on marketable
      securities, net                                                                (17,052)                              (17,052)
                                           -------   ---------   -----------   -------------  ---------    ----------  -----------
        Total comprehensive income (loss)       --          --            --         (21,448)   295,394            --      273,946
                                           -------   ---------   -----------   -------------  ---------    ----------  -----------

Issuance of common stock for stock
  options exercised                            523          53         7,723                                                 7,776
Treasury stock transactions                                                                                  (247,963)    (247,963)
Tax effect of stock option deductions                                (62,652)                                              (62,652)
                                           -------   ---------   -----------   -------------  ---------    ----------  -----------
     Subtotal                                  523          53       (54,929)             --         --      (247,963)    (302,839)
                                           -------   ---------   -----------   -------------  ---------    ----------  -----------
Balances, September 30, 2001               147,678    $ 14,768   $ 1,090,918   $     (14,354) $ 939,023    $ (252,780) $ 1,777,575
                                           -------   ---------   -----------   -------------  ---------    ----------  -----------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                      2001              2000
                                                                  ------------      -------------

Net cash provided by operating activities                         $    508,596      $     94,562
                                                                  ------------      ------------

Cash flows from investing activities:
   Purchases of marketable securities, available-for-sale             (461,445)         (286,135)
   Sales of marketable securities, available-for-sale                   28,193            22,583
   Sales of marketable securities, trading                                  --               401
   Cash received from disposition of long-term assets                   16,270             3,116
   Capital expenditures                                               (553,036)         (157,731)
                                                                  ------------      ------------
Net cash used for investing activities                                (970,018)         (417,766)
                                                                  ------------      ------------

Cash flows from financing activities:
   Proceeds from long-term borrowings                                  840,338           501,941
   Reduction of long-term borrowings                                    (3,556)         (106,783)
   Debt issuance costs                                                 (12,879)           (6,738)
   Common stock and treasury stock transactions                       (240,187)          110,605
   Other                                                                   698               140
                                                                  ------------      ------------
Net cash provided by financing activities                              584,414           499,165
                                                                  ------------      ------------

Net increase in cash and cash equivalents                              122,992           175,961

Cash and cash equivalents, beginning of period                         197,312            80,580
                                                                  ------------      ------------
Cash and cash equivalents, end of period                          $    320,304      $    256,541
                                                                  ------------      ------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Interim Financial Information

         The unaudited condensed consolidated financial statements of Nabors Industries, Inc. are prepared in conformity with accounting principles generally accepted in the United States of America, or US GAAP. Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been omitted. Therefore, these financial statements should be read along with our Annual Report on Form 10-K for the year ended December 31, 2000.

         In our management's opinion, the condensed consolidated financial statements contain all adjustments necessary to present fairly our financial position as of September 30, 2001, and the results of our operations for each of the three-month and nine-month periods ended September 30, 2001 and 2000 and the condensed consolidated statements of changes in stockholders' equity and of cash flows for each of the nine-month periods ended September 30, 2001 and 2000 in accordance with US GAAP. Interim results for the nine months ended September 30, 2001 may not be indicative of results that will be realized for the full year ending December 31, 2001.

         Our independent accountants have performed a review of, and issued a report on, these condensed consolidated interim financial statements in accordance with standards established by the American Institute of Certified Public Accountants. Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of any registration statement prepared or certified within the meanings of Section 7 and 11 of the Act.

Principles of Consolidation

         Our consolidated financial statements include the accounts of Nabors and all majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. Certain immaterial reclassifications have been made to prior years to conform to current period presentation with no effect on the consolidated financial position, results of operations or cash flows.

Income Taxes

         Our effective tax rate was 36% and 37% during the current quarter and year-to-date, compared to 40% and 41% in the comparable prior year periods. This lower effective tax rate is primarily due to certain intercompany transfers of foreign assets formerly owned by U.S. entities to the foreign companies operating the assets, which generally operate in lower tax jurisdictions.

Earnings Per Share

         Basic earnings per share for all periods presented equals net income divided by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock held in treasury. Diluted earnings per share for the three months and nine months ended September 30, 2001, reflects the assumed conversion of our $825 million and $1.381 billion zero coupon convertible senior debentures, as the conversion in such periods would have been dilutive. As a result of this assumed conversion, to calculate diluted earnings per share for the three months and nine months ended September 30, 2001, net income is adjusted to add back interest expense relating to the debentures totaling $5.4 million and $14.7 million, respectively, on an after-tax basis. This adjusted net income is then divided by the sum of: (1) the weighted average number of shares of common stock outstanding used for the basic computation, (2) the net effect of dilutive stock options and warrants of 5.1 million and 7.3 million shares, respectively, and (3) 18.6 million and 17.4 million shares of common stock, respectively, assumed to be issued upon conversion of the debentures. Diluted earnings per share for the three months ended September 30, 2000, equals net income plus $2.0 million of after-tax interest expense incurred on the $825 million zero coupon convertible senior debentures, issued in June 2000, divided by the sum of: (1) the weighted average common shares outstanding used for the basic computation, (2) the net effect of dilutive stock options and warrants of 7.5 million shares, and (3) 8.9 million shares of common stock assumed to be issued on conversion of the debentures.
The debentures were not
assumed to be converted into common stock and net income was not adjusted to add back interest expense for the nine months ended September 30, 2000 as the effect on earnings per share would have been anti-dilutive.

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

         SFAS 142 addresses the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are:
1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for the intangible assets with finite lives will no longer be limited to forty years. We will adopt SFAS 142 effective January 1, 2002, as required, and no longer will record goodwill amortization expense. This expense totaled $1.1 million ($.01 per diluted share), net of tax, and $3.3 million ($.02 per diluted share), net of tax, for the three months and nine months ended September 30, 2001, respectively.

         In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Due to the nature of our business, this new accounting pronouncement is not expected to have a significant impact on our reported results of operations and financial condition.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Due to the nature of our business, this new accounting pronouncement is not expected to have a significant impact on our reported results of operations and financial condition.

NOTE 2  LONG-TERM OBLIGATIONS

         During February 2001, we completed a private placement of zero coupon convertible senior debentures due 2021. The aggregate principal amount of the debentures at maturity will be $1.381 billion. The debentures were issued at a discount with net proceeds to Nabors, after expenses, totaling approximately $828.0 million. The yield to maturity of the debentures is 2.5% compounded semi-annually with no periodic cash payments of interest. At the holder's option, the debentures can be converted, at any time prior to maturity or their earlier redemption, into Nabors common stock, at a conversion rate of 7.0745 shares per $1,000 principal amount at maturity. The conversion rate may be adjusted from time to time, upon the occurrence of specified events. Instead of delivering shares of common stock upon conversion of any debentures, we may elect to pay the holder cash for all or a portion of the debentures. The debentures can be put to us on February 5, 2006, February 5, 2011 and February 5, 2016 for a purchase price equal to the issue price plus accrued original issue discount to the date of repurchase. We may elect to pay all or a portion of the purchase in common stock instead of cash. We cannot redeem the debentures before February 5, 2006, after which we may redeem all or a portion of the debentures for cash at their accreted value. The proceeds have been invested in cash and marketable securities. On May 11, 2001, Nabors' registration statement with respect to resales of these debentures became effective.

         During the third quarter of 2001, we entered into several private transactions with a counterparty to purchase 70,000 of our $825 million zero coupon convertible senior debentures due 2020 at an average price of $606.07 and 181,000 of our $1.381 billion zero coupon convertible senior debentures due 2021 at an average price of $528.30. Upon settlement of these transactions in December 2001, we will pay $138.0 million to the counterparty and recognize an extraordinary gain, net of income taxes, of approximately $10.8 million ($.06 per diluted share), resulting from the repayment of the debentures at less than the amount recorded on our books.

NOTE 3  COMMON STOCK

         During August 2001, our Board of Directors increased the authorization to repurchase our common stock from $150 million to $400 million. In accordance with this authorization, we purchased 6.2 million shares of our common stock for approximately $248.0 million for the nine months ended September 30, 2001. These shares are now held in treasury.

NOTE 4  COMMITMENTS AND CONTINGENCIES

Capital Expenditures

         As of September 30, 2001, we had outstanding capital expenditure purchase commitments of approximately $53.4 million for rig equipment.

Contingencies

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


NOTE 5  SUPPLEMENTAL INCOME STATEMENT INFORMATION

        Other income, net includes the following:


                                                             THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                SEPTEMBER 30,                      SEPTEMBER 30,
                                                       ------------------------------     -----------------------------
                                                            2001             2000              2001             2000
                                                       ------------      ------------     ------------     ------------
                                                                                 (IN THOUSANDS)

(Losses) gains on marketable securities, net           $       (597)     $      4,234     $      6,619     $     14,132
Gains on disposition of long-term assets, net                 4,816               945            8,774            2,227
Foreign currency gains                                          336               261              633              619
Dividend income                                                 185                18              558               55
Other                                                           660               261            1,140              835
                                                       ------------      ------------     ------------     ------------
                                                       $      5,400      $      5,719     $     17,724     $     17,868
                                                       ------------      ------------     ------------     ------------

NOTE 6  SEGMENT INFORMATION

        The following table sets forth financial information with respect to our reportable segments:


                                                           THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                               SEPTEMBER 30,                     SEPTEMBER 30,
                                                          2001              2000             2001             2000
                                                       -----------      -----------      -----------      -----------
                                                                                (IN THOUSANDS)
Operating revenues and Earnings from
  unconsolidated affiliates:
   Contract drilling (1)                               $   566,829      $   327,856      $ 1,609,679      $   875,512
   Manufacturing and logistics (2)                          69,895           47,668          207,734          120,350
   Other (3)                                               (34,612)         (21,485)         (96,405)         (50,671)
                                                       -----------      -----------      -----------      -----------
     Total                                             $   602,112      $   354,039      $ 1,721,008      $   945,191
                                                       -----------      -----------      -----------      -----------

Income derived from operating activities: (4)
    Contract drilling (1)                              $   155,096      $    52,817      $   414,726      $   126,550
    Manufacturing and logistics (2)                         25,024           12,848           75,725           31,633
    Other (5)                                              (14,635)          (6,368)         (40,051)         (24,898)
                                                       -----------      -----------      -----------      -----------
      Total                                            $   165,485      $    59,297      $   450,400      $   133,285
 Interest expense                                          (15,395)         (10,066)         (42,372)         (26,162)
 Interest income                                            13,636            9,315           42,572           11,746
 Other income, net                                           5,400            5,719           17,724           17,868
                                                       -----------      -----------      -----------      -----------
     Income before income taxes and
       extraordinary gain                              $   169,126      $    64,265      $   468,324      $   136,737
                                                       -----------      -----------      -----------      -----------


                                                                                         SEPTEMBER 30,    DECEMBER 31,
                                                                                           2001             2000
                                                                                      ----------------  --------------
Total assets:
   Contract drilling (6)                                                                 $   2,786,500    $  2,232,340
   Manufacturing and logistics (7)                                                             337,069         305,770
   Other (5)                                                                                 1,141,310         598,758
                                                                                         -------------    ------------
      Total                                                                              $   4,264,879    $  3,136,868
                                                                                         -------------    ------------


(1) Includes Earnings from unconsolidated affiliates, accounted for by the equity method, of $4.7 million, $5.1 million, $13.1 million and $12.9 million, for each of the three-month and nine-month periods ended September 30, 2001 and 2000, respectively.

(2) Includes Earnings from unconsolidated affiliates, accounted for by the equity method, of $3.8 million, $4.4 million, $15.6 million and $17.4 million, for each of the three-month and nine-month periods ended September 30, 2001 and 2000, respectively.

(3) Includes the elimination of inter-segment manufacturing and logistics sales.

(4) "Income derived from operating activities" is computed by subtracting: direct costs, general and administrative expenses, and depreciation and amortization from Operating revenues and then adding Earnings from unconsolidated affiliates.

(5) Includes the elimination of inter-segment transactions and unallocated corporate expenses and assets.

(6) Includes $21.8 million and $22.8 million of investments in unconsolidated affiliates, accounted for by the equity method, at September 30, 2001 and December 31, 2000, respectively.

(7) Includes $31.0 million and $24.5 million of investments in unconsolidated affiliates, accounted for by the equity method, at September 30, 2001 and December 31, 2000, respectively.

NOTE 7  SUBSEQUENT EVENTS

         Between March 15, 2001 and October 9, 2001, a subsidiary of Nabors acquired a total of 3,380,100 shares of Command Drilling Corporation in open market purchases for an aggregate price of $9.8 million Canadian. On September 26, 2001, the subsidiary commenced a tender offer to purchase all of the outstanding shares of Command for $3.30 Canadian per share in cash. Command owns 15 rigs that operate in the Canadian Rockies. On October 29, 2001, the subsidiary and Command entered into a pre-acquisition agreement providing for, among other things, an increase in the offer price to $3.40 Canadian per share in cash.

         The revised offer expired at 5:00 p.m. (Calgary time) on November 9, 2001. Nabors' subsidiary took up over 95% of the Command shares at that time. The outstanding Command shares not tendered in the offer and not previously owned by Nabors' subsidiary are required to be surrendered to the subsidiary pursuant to compulsory acquisition procedures under Canadian securities laws. On November 13, 2001, Nabors' subsidiary deposited an aggregate of $92.5 million Canadian in payment for the Command shares tendered in the offer and in consideration of the Command shares to be tendered under the compulsory acquisition process. Command's shares are expected to be de-listed from trading and application will be made for Command to cease its reporting obligation under Canadian securities laws before the end of November.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of Nabors Industries, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Nabors Industries, Inc. and its subsidiaries as of September 30, 2001, and the related condensed consolidated statements of income for each of the three-month and nine-month periods ended September 30, 2001 and 2000 and the condensed consolidated statements of changes in stockholders' equity and of cash flows for the nine-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of income, changes in stockholders' equity and of cash flows for the year then ended (not presented herein), and in our report dated January 25, 2001, except for Note 15, as to which the date is March 13, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




PRICEWATERHOUSECOOPERS LLP
Houston, Texas
October 23, 2001,
Except for Note 7, as to which the date is November 14, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000

         Operating revenues and Earnings from unconsolidated affiliates for the third quarter of fiscal year 2001 totaled $602.1 million, representing an increase of $248.1 million, or 70%, as compared to the prior year period. Current quarter income derived from operating activities(1) and net income totaled $165.5 million and $108.2 million ($.68 per diluted share), respectively, representing increases of 179% and 180% compared to the prior year period. Operating revenues and Earnings from unconsolidated affiliates for the first nine months of fiscal year 2001 totaled $1.7 billion, representing an increase of $775.8 million, or 82%, compared to the prior year period. Income derived from operating activities and net income totaled $450.4 million and $295.4 million ($1.82 per diluted share), respectively, representing increases of 238% and 258% compared to the prior year period.

         The increase in our operating results was due to substantial improvements in all of our business units, driven primarily by higher prices for natural gas and oil due to tightness of supply and demand. This was particularly true for North American natural gas, for which demand has steadily increased due to its environmental desirability and its increasing use in electric power generation. The tightness of supply resulted in abnormally high natural gas prices during the peak demand season of winter, where prices spiked as high as $10.48 per mcf and remained above $4.00 per mcf through April.

         Natural gas prices, which averaged $3.47 per mcf during the first nine months of 2000, averaged $4.32 per mcf during the first nine months of 2001. Oil prices averaged $27.79 per barrel during the first nine months of 2001, down slightly from $29.83 per barrel during the first nine months of 2000. The increase in the price of natural gas and the sustained higher price of oil during the past 23 months has resulted in increased capital spending by our customers for our services. This increased spending has been especially evident in our US Lower 48, Canada and US Offshore operations for natural gas-related drilling and workover activities. The increase in North American land drilling activity is illustrated by the increase in the total US active land rig count, which averaged 1,022 working rigs during the nine months ended September 30, 2001 compared to 714 working rigs during the nine months ended September 30, 2000. Additionally, the Canadian land, International land and US Offshore rig counts have increased by 8%, 16% and 18%, respectively, as compared to the nine months ended September 30, 2000.

         However, US natural gas prices have dramatically declined during the second half of the third quarter and averaged $2.64 per mcf for the three months ended September 30, 2001. This significant drop in the price of natural gas reached a low of $1.70 per mcf in September. This has resulted in rapid weakening of natural gas related drilling activity in the US Lower 48 and US Offshore markets. We expect to experience most of the deterioration in North American gas activity during the fourth quarter with utilization and pricing likely bottoming out in the first half of next year. This will have an adverse impact on our consolidated results beginning with the fourth quarter of 2001 despite stability and improvements in our other markets. Despite this lower near-term outlook, we believe the longer-term outlook for our North American business is quite strong.


----------

(1) "Income derived from operating activities" is computed by subtracting: direct costs, general and administrative expenses, and depreciation and amortization from Operating revenues and then adding Earnings from unconsolidated affiliates.

         The following tables set forth certain financial information with respect to our reportable segments and rig activity:

                                            THREE MONTHS ENDED SEPTEMBER 30,               NINE MONTHS ENDED SEPTEMBER 30,
                                                                     INCREASE                                       INCREASE
                                        2001         2000           (DECREASE)          2001          2000          (DECREASE)
                                     -----------  -----------   -----------------    -----------   -----------  ------------------
                                                                 (IN THOUSANDS, EXCEPT PERCENTAGES)

Reportable segments:
   Operating revenues and
     Earnings from unconsolidated
     affiliates:
        Contract drilling (1)        $   566,829  $   327,856   $   238,973    73%   $ 1,609,679   $   875,512  $   734,167    84%
        Manufacturing and
           logistics (2)                  69,895       47,668        22,227    47%       207,734       120,350       87,384    73%
        Other (3)                        (34,612)     (21,485)      (13,127)  (61)%      (96,405)      (50,671)     (45,734)  (90)%
                                     -----------  -----------   -----------          -----------   -----------  -----------
          Total                      $   602,112  $   354,039   $   248,073    70%   $ 1,721,008   $   945,191  $   775,817    82%
                                     -----------  -----------   -----------          -----------   -----------  -----------

   Income derived from
    operating activities:
        Contract drilling (1)        $   155,096  $    52,817   $   102,279   194%   $   414,726   $   126,550  $   288,176   228%
        Manufacturing and
           logistics (2)                  25,024       12,848        12,176    95%        75,725        31,633       44,092   139%
        Other (4)                        (14,635)      (6,368)       (8,267) (130)%      (40,051)      (24,898)     (15,153)  (61)%
                                     -----------  -----------   -----------          -----------   -----------  -----------
          Total                      $   165,485  $    59,297   $   106,188   179%   $   450,400   $   133,285  $   317,115   238%
                                     -----------  -----------   -----------          -----------   -----------  -----------

----------

(1) Includes Earnings from unconsolidated affiliates, accounted for by the equity method, of $4.7 million, $5.1 million, $13.1 million and $12.9 million, for each of the three-month and the nine-month periods ended September 30, 2001 and 2000, respectively.

(2) Includes Earnings from unconsolidated affiliates, accounted for by the equity method, of $3.8 million, $4.4 million, $15.6 million and $17.4 million, for each of the three-month and the nine-month periods ended September 30, 2001 and 2000, respectively.

(3) Includes the elimination of inter-segment manufacturing and logistics sales.

(4) Includes the elimination of inter-segment transactions and unallocated corporate expenses.



                                   THREE MONTHS ENDED SEPTEMBER 30,               NINE MONTHS ENDED SEPTEMBER 30,
                                 2001         2000           INCREASE           2001         2000           INCREASE
                              ----------   ----------   ------------------   ----------   ----------   -----------------
 Rig activity (1):
    Rig years (2)                346.0        269.2       76.8      29%         348.2        245.4       102.8    42%
    Rig utilization                 60%          49%        11%     22%            60%          44%         16%   36%


-----------

(1)  Excludes labor contracts and domestic land well-servicing rigs.

(2) Rig years represents a measure of the number of equivalent rigs operating during a given period. For example, one rig operating 182.5 days during a 365-day period represents 0.5 rig years. In addition, rig years includes percentage ownership of activity from unconsolidated affiliates.

     The following table sets forth certain industry data:


                                     THREE MONTHS ENDED SEPTEMBER 30,             NINE MONTHS ENDED SEPTEMBER 30,
                                                             INCREASE                                  INCREASE
                                     2001       2000        (DECREASE)          2001       2000        (DECREASE)
                                    ------     ------     --------------       ------     ------     -------------

Industry data:
Average US natural gas
   spot price ($/mcf) (1)           $ 2.64     $ 4.28     $(1.64)    (38)%     $ 4.32     $ 3.47     $ 0.85     24%
Average West Texas
   intermediate crude oil
   spot price ($/bbl) (1)           $26.73     $31.65     $(4.92)    (16)%     $27.79     $29.83     $(2.04)    (7)%
Average US land rig count (2)        1,069        812        257      32%       1,022        714        308     43%
Average Canadian land rig
   count (2)                           315        309          6       2%         358        330         28      8%
Average International land
   rig count (2)                       536        490         46       9%         526        453         73     16%
Average US Offshore rig
   count (2)                           149        154         (5)     (3)%        161        137         24     18%

----------

(1)  Source:  Bloomberg
(2)  Source:  Baker Hughes

         Contract drilling. This segment includes our drilling, workover and well-servicing operations, on land and offshore. Third quarter 2001 Operating revenues and Earnings from unconsolidated affiliates for the contract drilling segment totaled $566.8 million and income derived from operating activities totaled $155.1 million, representing increases of 73% and 194%, respectively, compared to the prior year quarter. Equivalent rig years (excluding labor contracts and domestic land well-servicing rigs) increased to 346.0 years during the third quarter of 2001 from an average of 269.2 years during the prior year quarter. For the nine months ended September 30, 2001, contract drilling Operating revenues and Earnings from unconsolidated affiliates totaled $1.61 billion and income derived from operating activities totaled $414.7 million representing increases of 84% and 228%, respectively, compared to the prior year period. Equivalent rig years increased to 348.2 years from an average of 245.4 years during the prior year period.

         Alaskan revenues increased during the current quarter and year-to-date due to higher equivalent rig years and higher average dayrates. Equivalent rig years in Alaska increased to 11.0 years during the current quarter from 8.0 years in the prior year quarter and increased to 10.7 years during the nine months ended September 30, 2001 from 8.4 years during the prior year period.

         Canadian revenues were higher during the current quarter and year-to-date due to higher average dayrates associated with continued strong demand for natural gas drilling services throughout the Canadian market. Equivalent rig years in Canada were 17.9 years during the current quarter and in the prior year quarter and decreased to 20.6 years during the first nine months of 2001 from 20.9 years during the prior year period.

         US Lower 48 drilling revenues increased dramatically during the current quarter and year-to-date as a result of increased demand for drilling services. The prolonged strength of the North American natural gas market has resulted in significant increases in both equivalent rig years and dayrates. However, this positive trend ended in July 2001, due to the continued steady decline in U.S. natural gas prices during the past nine months. As a result of these lower natural gas prices, the majority of our customers indicate their drilling programs will decline in the fourth quarter of 2001 and demand for additional rigs in the US Lower 48 drilling market has been substantially reduced. We expect to experience most of the deterioration in North American gas activity during the fourth quarter with utilization and pricing likely bottoming out in the first half of next year. Consequently, we temporarily suspended our rig reactivation program until there is a resumption of demand for incremental rigs. US Lower 48 equivalent rig years increased to 230.6 years during the current quarter from 164.1 years during the prior year quarter and increased to 231.4 years during the first nine months of 2001 from 145.8 years during the prior year period.

         US land well-servicing operations improved during the current quarter and year-to-date due to increased activity and rates per hour primarily resulting from high natural gas and oil prices. However, due to the decline in natural gas prices during the third quarter the trend of increased activity ended during September 2001. US land well-servicing hours increased to 488,000 hours during the current quarter from 453,000 hours during the prior year quarter and increased to 1,467,000 hours during the nine months ended September 30, 2001 from 1,286,000 hours during the prior year period.

         International revenues increased during the current quarter and year-to-date due to higher average dayrates and higher equivalent rig years in our South American operations, primarily in Colombia, Ecuador, Brazil and Trinidad, and our African operations, primarily in Algeria. Additionally, effective January 1, 2001 we purchased our partner's 49% interest in the Argentina operation for $4.5 million and now own 100% of the operation. Previously, our interest was accounted for using the equity method of accounting. These increases were partially offset by decreased activity in Kazakhstan. International equivalent rig years increased to 57.7 years during the current quarter from 45.8 years during the prior year quarter and increased to 54.1 years during the first nine months of 2001 from 42.2 years during the prior year period.

         US Offshore revenues increased during the current quarter and year-to-date due to increased revenues in the Gulf of Mexico. The Gulf of Mexico improvement resulted from increased platform workover and drilling activity and higher average dayrates. The positive trend of increased revenues ended during July 2001 as a result of the decline in natural gas and oil prices during the third quarter. Offshore equivalent rig years decreased to 28.8 years during the current quarter from 33.4 years during the prior year quarter and increased to
31.4 years during the first nine months of 2001 from 28.1 years during the prior year period.

         Manufacturing and logistics. This segment includes our supply vessel, top drive manufacturing, rig instrumentation and software, and construction and transportation operations. Manufacturing and logistics Operating revenues and Earnings from unconsolidated affiliates were $69.9 million during the current quarter, representing an increase of 47% compared with the prior year quarter. Income derived from operating activities for this segment increased to $25.0 million compared to $12.8 million, representing an increase of 95% compared to the prior year quarter. For the nine months ended September 30, 2001, manufacturing and logistics Operating revenues and Earnings from unconsolidated affiliates totaled $207.7 million and income derived from operating activities totaled $75.7 million, representing increases of 73% and 139%, respectively. Increases in this segment resulted primarily from increased top drive sales and higher equivalent vessel years and higher average vessel dayrates for our supply vessel operation. Equivalent supply vessel years increased to 25.3 years during the current quarter from 24.0 years during the prior year quarter and increased to 25.7 years during the nine months ended September 30, 2001 from 19.3 years during the prior year period.

         Other Financial Information. The gross margin percentage (1) increased during the three-month and nine-month periods ended September 30, 2001 primarily due to higher average dayrates at virtually all of our business units.

         General and administrative expenses and depreciation and amortization expense as a percentage of operating revenues decreased during the current quarter and year-to-date due to the increase in our revenues, as these expenses were spread over a larger revenue base.

         Interest expense increased during the current quarter and year-to-date due to higher average debt outstanding, resulting from the issuance of our $825 million zero coupon convertible senior debentures in June 2000 and our $1.381 billion zero coupon convertible senior debentures in February 2001. Interest income increased during the current quarter and year-to-date due to higher average cash balances resulting from the investment of the proceeds from the issuances of these debentures.

         Other income decreased slightly during the current quarter due to lower gains on marketable securities, partially offset by higher gains on dispositions of long-term assets and higher dividend income. During the current quarter, we recorded unrealized holding losses on marketable securities classified as trading totaling $.6 million during the current quarter, $4.8 million in gains on disposition of long-term assets and $.2 million in dividend income. Other income decreased slightly during the first nine months of 2001 primarily due to lower gains on marketable securities due to the general downturn in the market, partially offset by higher gains on dispositions of long-term assets and higher dividend income. We realized net gains on sales of marketable securities totaling $8.3 million and unrealized holding losses on marketable securities classified as trading totaling $1.7 million. We also realized $8.8 million on disposition of long-term assets and $.6 million of dividend income.

----------

(1) Gross margin percentage is calculated by dividing gross margin by operating revenues. Gross margin is calculated by subtracting direct costs from operating revenues.

         Our effective tax rate was 36% and 37% during the current quarter and year-to-date, compared to 40% and 41% in the comparable prior year periods. This lower effective tax rate is primarily due to certain intercompany transfers of foreign assets formerly owned by U.S. entities to the foreign companies operating the assets, which generally operate in lower tax jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

         We currently have cash and cash equivalents and investments in marketable securities totaling $1.1 billion. In addition, we generate significant cash from operations over the course of a twelve-month period. We also have substantial borrowing capacity under various credit facility arrangements, and have access to public debt and equity capital markets. Our ability to raise money in the public markets is enhanced by our senior unsecured debt ratings as provided by Moody's Investor Service and Standard & Poor's which are currently "A3" and "A-", respectively.

         During August 2001, our Board of Directors increased the authorization to repurchase our common stock from $150 million to $400 million. In accordance with this authorization, we purchased 6.2 million shares of our common stock for approximately $248.0 million for the nine months ended September 30, 2001. These shares are now held in treasury.

         During February 2001, we completed a private placement of zero coupon convertible senior debentures due 2021. The aggregate principal amount of the debentures at maturity will be $1.381 billion. The debentures were issued at a discount with net proceeds to Nabors, after expenses, totaling approximately $828.0 million. The yield to maturity of the debentures is 2.5% compounded semi-annually with no periodic cash payments of interest. At the holder's option, the debentures can be converted, at any time prior to maturity or their earlier redemption, into Nabors common stock at a conversion rate of 7.0745 shares per $1,000 principal amount at maturity. The conversion rate may be adjusted from time to time, upon the occurrence of specified events. Instead of delivering shares of common stock upon conversion of any debentures, we may elect to pay the holder cash for all or a portion of the debentures. The debentures can be put to us on February 5, 2006, February 5, 2011 and February 5, 2016 for a purchase price equal to the issue price plus accrued original issue discount to the date of repurchase. We may elect to pay all or a portion of the purchase in common stock instead of cash. We cannot redeem the debentures before February 5, 2006, after which we may redeem all or a portion of the debentures for cash at any time at their accreted value. The proceeds from the issuance of the debentures will be used for general corporate purposes, including but not limited to, working capital, investment in subsidiaries and possible future business acquisitions. The proceeds have been invested in cash and marketable securities. On May 11, 2001, Nabors registration statement with respect to resales of these debentures became effective.

         During the third quarter of 2001, we entered into several private transactions with a counterparty to purchase 70,000 of our $825 million zero coupon convertible senior debentures due 2020 at an average price of $606.07 and 181,000 of our $1.381 billion zero coupon convertible senior debentures due 2021 at an average price of $528.30. Upon settlement of these transactions in December 2001, we will pay $138.0 million to the counterparty and recognize an extraordinary gain, net of income taxes, of approximately $10.8 million ($.06 per diluted share), resulting from the repayment of the debentures at less than the amount recorded on our books.

         Between March 15, 2001 and October 9, 2001, a subsidiary of Nabors acquired a total of 3,380,100 shares of Command Drilling Corporation in open market purchases for an aggregate price of $9.8 million Canadian. On September 26, 2001, the subsidiary commenced a tender offer to purchase all of the outstanding shares of Command for $3.30 Canadian per share in cash. Command owns 15 rigs that operate in the Canadian Rockies. On October 29, 2001, the subsidiary and Command entered into a pre-acquisition agreement providing for, among other things, an increase in the offer price to $3.40 Canadian per share in cash.

         The revised offer expired at 5:00 p.m. (Calgary time) on November 9, 2001. Nabors' subsidiary took up over 95% of the Command shares at that time. The outstanding Command shares not tendered in the offer and not previously owned by Nabors' subsidiary are required to be surrendered to the subsidiary pursuant to compulsory acquisition procedures under Canadian securities laws. On November 13, 2001, Nabors' subsidiary deposited an aggregate of $92.5 million Canadian in payment for the Command shares tendered in the offer and in consideration of the Command shares to be tendered under the compulsory acquisition process. Command's shares are expected to be de-listed from trading and application will be made for Command to cease its reporting obligation under Canadian securities laws before the end of November.

         We had working capital of $842.6 million as of September 30, 2001, representing a $318.2 million increase compared to December 31, 2000. The increase in working capital is primarily attributable to our receipt of proceeds from the issuance of the zero coupon convertible senior debentures in February 2001 as well as an increase in accounts receivable resulting from the increase in rig activity partially offset by common stock repurchases.

         Our ratio of funded debt to funded debt plus stockholders' equity, commonly referred to as the funded debt to capital ratio, was 0.49:1 as of September 30, 2001, as compared to 0.32:1 as of December 31, 2000. This increase is due to the issuance of the zero coupon convertible senior debentures in February 2001.

         Net cash provided by operating activities totaled $508.6 million during the nine months ended September 30, 2001, compared to net cash provided by operating activities totaling $94.6 million during the prior year period. This increase is primarily due to our increased net income compared to the prior year period. During the nine-month period ended September 30, 2001 and 2000, net income was increased for non-cash items such as depreciation, amortization and deferred taxes and decreased for earnings from unconsolidated affiliates. Cash was used for overall increases in our working capital accounts, primarily accounts receivable.

         Net cash used for investing activities totaled $970.0 million during the current nine-month period, compared to $417.8 million during the prior year period. We used cash primarily for purchases of marketable securities and for capital expenditures during both the current and the prior year periods. The sale of marketable securities and the disposition of long-term assets during both the current and the prior year periods provided cash.

         Financing activities provided cash totaling $584.4 million during the current nine-month period compared to $499.2 million during the prior year period. During the current period, cash was primarily provided by our issuance of our $1.381 billion zero coupon convertible senior debentures during February 2001 partially offset by cash used to repurchase shares of our common stock. During the prior year period, cash was primarily provided by the issuance of our $825 million zero coupon convertible senior debentures during June 2000 and our receipt of proceeds from the exercise of options to acquire 9.4 million shares of our common stock, partially offset by cash used for the repurchase of approximately $105.8 million of our 8.625% Senior Notes.

         Our cash and cash equivalents and investments in marketable securities totaled $1.1 billion as of September 30, 2001. We currently have credit facility arrangements with various banks with total availability of $259.5 million. As of September 30, 2001, our remaining availability, after outstanding letters of credit, totaled approximately $225.4 million.

         As of September 30, 2001, we had outstanding capital expenditure purchase commitments of approximately $53.4 million for rig equipment.

         Our current cash and cash equivalents, investments in marketable securities, credit facility position and projected cash flow generated from current operations are expected to more than adequately finance our sustaining capital expenditures and debt service requirements for the next twelve months.

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

         SFAS 142 addresses the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are:
1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for the intangible assets with finite lives will no longer be limited to forty years. We will adopt SFAS 142 effective January 1, 2002, as required, and no longer will record goodwill amortization expense. This expense totaled $1.1 million ($.01 per diluted share), net of tax, and $3.3 million ($.02 per diluted share), net of tax, for the three months and nine months ended September 30, 2001, respectively.

         In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Due to the nature of our business, this new accounting pronouncement is not expected to have a significant impact on our reported results of operations and financial condition.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Due to the nature of our business, this new accounting pronouncement is not expected to have a significant impact on our reported results of operations and financial condition.

PART II  OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS.

         The following discusses developments with respect to material lawsuits reported in our annual report on Form 10-K for the year ended December 31, 2000 and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2001 and June 30, 2001.

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

          o Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2001 with respect to Nabors' third quarter 2001 earnings release.

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

                               NABORS INDUSTRIES, INC.



                                     /s/ Anthony G. Petrello
                               ---------------------------------------
                               Anthony G. Petrello
                               President and Chief Operating Officer



                                      /s/ Bruce P. Koch
                               ----------------------------------------
                               Bruce P. Koch
                               Vice President - Finance (principal financial
                                   and accounting officer)

Dated:  November 14, 2001

                                 EXHIBIT INDEX


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------

 11            Statement re: Computation of Per Share Earnings

 15.1          Awareness Letter of Independent Accountants