Form 10-K
period 2001-12-31
NABORS INDUSTRIES INC
filed 2002-03-19
CIK 798943

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                           COMMISSION FILE NO. 1-9245

                             ---------------------

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                NAME OF EACH
             TITLE OF EACH CLASS                        EXCHANGE ON WHICH REGISTERED
             -------------------                        ----------------------------
    Common Stock, $.10 par value per share             American Stock Exchange, Inc.

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this Form 10-K, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value on March 13, 2002 of voting stock held by non-affiliates of the registrant was approximately $4.6 billion.

     The number of shares of common stock, par value $.10 per share, outstanding as of March 13, 2002 was 141,044,155.

                      DOCUMENTS INCORPORATED BY REFERENCE
                        (TO THE EXTENT INDICATED HEREIN)

     Specified portions of the 2001 Annual Report to Stockholders (Parts I, II and IV)
Specified portions of the 2002 Notice of Annual Meeting of Stockholders and Proxy Statement (Part III)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           FORWARD-LOOKING STATEMENTS

     The statements in this document and the documents incorporated by reference that relate to matters that are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. When used in this document and the documents incorporated by reference, words such as "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "will," "should," "could," "may," "predict" and similar expressions are intended to identify forward-looking statements. Further events and actual results may differ materially from the results set forth in or implied in the forward-looking statements. Factors that might cause such a difference include:

     - fluctuations in worldwide prices and demand for natural gas and crude oil;

     - fluctuations in levels of natural gas and crude oil exploration and development activities;

     - fluctuations in the demand for our services;

     - the existence of competitors, technological changes and developments in the oilfield services industry;

     - the existence of operating risks inherent in the oilfield services industry;

     - the existence of regulatory uncertainties;

     - the possibility of political instability in any of the countries in which we do business; and

     - general economic conditions;

in addition to the other matters discussed under "Part II -- Item
7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Our businesses depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Therefore, a substained increase or decrease in the price of natural gas or oil, which could have a material impact on exploration and production activities, could also materially affect our financial position, results of operations and cash flows.

                                     PART I

     Please see the Glossary of Drilling Terms included as Annex A to this document for a brief explanation of drilling terms used throughout this document.

ITEM 1.  BUSINESS

     Nabors is the largest land drilling contractor in the world, with over 550 land drilling rigs as of March 15, 2002. Nabors conducts oil, gas and geothermal land drilling operations in the US lower 48 states, Alaska and Canada, and internationally, primarily in South and Central America, the Middle East and Africa. Nabors also is one of the largest land well-servicing and workover contractors in the United States. We own approximately 745 land workover and well-servicing rigs, in the southwestern and western United States, and approximately 40 well-servicing and workover rigs in certain international markets. Nabors also is a leading provider of offshore platform workover and drilling rigs. Nabors markets 42 platform, 16 jackup and three barge rigs in the Gulf of Mexico and international markets. These rigs provide well-servicing, workover and drilling services. We also own and operate a net of nine rigs through an international joint venture in Saudi Arabia (giving effect to Nabors' 50% interest in the venture's 18 rigs).

     To further supplement our primary business, we offer a number of ancillary well-site services, including oilfield management, engineering, transportation, construction, maintenance, well logging and other support services, in selected domestic and international markets. Our land transportation and hauling fleet includes approximately 240 rig and oilfield equipment hauling tractor-trailers and a number of cranes, loaders and light-duty vehicles. We also maintain over 290 fluid hauling trucks, approximately 700 fluid storage tanks, eight salt water disposal wells and other auxiliary equipment used in domestic drilling and well-servicing operations. In addition, we market a fleet of 30 marine transportation and support vessels, primarily in the Gulf of Mexico, that provides transportation of drilling materials, supplies and crews for offshore rig operations and support for other offshore operations. And we manufacture and lease or sell top drives for a broad range of drilling rig applications, rig instrumentation and data collection equipment, and rig reporting software.

     Nabors was incorporated in Delaware in 1978. Through predecessors and acquired entities, Nabors has been continuously operating in the drilling sector since the early 1900s. Nabors' principal executive offices are located at 515 West Greens Road, Suite 1200, Houston, Texas 77067. Our phone number is (281) 874-0035.

BUSINESS STRATEGY

     Since 1987, with the installation of our current management team, Nabors has adhered to a consistent strategy aimed at positioning our company to grow and prosper in good times and to mitigate adverse effects during periods of poor market conditions. We have continued to strive to attain a financial posture that would allow us to capitalize on market weakness by adding to our business base, thereby enhancing our upside potential at reasonable costs. The principal elements of our strategy have been to:

     - Establish and maintain a conservative and flexible balance sheet.

     - Build a base of low-cost, premium assets.

     - Build and maintain low operating costs through economies of scale.

     - Develop and maintain long-term, mutually attractive relationships with key customers and vendors.

     - Build a diverse business in long-term, sustainable and worthwhile geographic markets.

     - Recognize and seize opportunities as they arise.

     - Continually improve safety, quality and efficiency.

     - Implement leading edge technology where cost-effective to do so.

MAJOR DEVELOPMENTS

     Our business strategy is designed to allow us to grow and remain profitable in any market environment. Once again, the major developments in our business in the past year illustrate our implementation of this strategy and its continuing success.

  NABORS' BUSINESS

     The year 2001 was a mixed year for Nabors. High natural gas and oil prices at the beginning of the year helped push Nabors to our best year ever in terms of revenues and operating results. Despite successful financial results, the sudden rapid downturn in these commodity prices during the third quarter of the year resulted in a significant drop off in our North American businesses in the last half of the year and a subdued short-term outlook for at least the first half of 2002. Internationally, our business improved late in the year and is expected to improve further in 2002 as a result of a number of new long-term contracts. Nabors responded quickly to the changing industry conditions, by reducing our workforce and curtailing our capital expenditure program promptly following signs that the reductions could be sustained. As during prior downturns in the oil service sector, we are using our strong cash position to acquire compatible assets and businesses during this period. We also continued our focus on maintaining a conservative and flexible balance sheet by (1) taking advantage of an opportunity to borrow at an effective rate of 2.5% by issuing $1.381 billion face amount of our zero coupon convertible senior debentures due 2021; (2) repurchasing shares of our common stock as our share price dropped as did the share prices of others in the industry in the face of falling natural gas and oil prices; and (3) repurchasing a portion of our outstanding public debt at a time when it was economically advantageous for us to do so. As part of our increasingly global focus, we also have proposed a restructuring of our business, subject to the receipt of regulatory and shareholder approvals, which will move our jurisdiction of incorporation from Delaware to Bermuda. In addition, our ever-increasing commitment to safety has resulted in fewer accidents and less downtime, despite increased rig activity throughout the first part of the year.

     Operating results. Operating revenues and Earnings from unconsolidated affiliates for fiscal year 2001 totaled $2.2 billion, representing an increase of $793.4 million, or 58%, as compared to fiscal year 2000. Income derived from operating activities(1) and net income for 2001 totaled $535.7 million and $357.5 million ($2.24 per diluted share), respectively, representing increases of 146% and 160% as compared to 2000.

     Operating revenues and Earnings from unconsolidated affiliates for the contract drilling segment totaled $2.0 billion and income derived from operating activities totaled $500.9 million during 2001, representing increases of 59% and 145%, respectively, compared to the prior year. Equivalent rig years (excluding labor contracts and domestic land well-servicing rigs) increased to 324.3 years during 2001 from an average of 262.8 years during the prior year. US land well-servicing rig hours increased to 1.94 million hours during 2001 from 1.76 million hours during 2000. Our drilling rig utilization was 56% in 2001, compared to 46% in 2000. Well-servicing utilization was 68% and 64%, respectively, in 2001 and 2000. All of our contract drilling operations recorded higher revenues in 2001 compared to 2000 as a result of increased drilling and workover activity, and higher average dayrates due to higher natural gas and oil prices in the first six months of 2001.

     Equivalent rig years, rig hours and utilization rates are measures of demand for rigs commonly used in the drilling and well-servicing industries. Equivalent rig years (calculated as the number of days rigs are in operation divided by the number of days in the period) measure the operating volume of Nabors' rigs. These figures exclude labor contracts and domestic land well-servicing rigs. Land well-servicing rig hours represent the number hours invoiced by our domestic land well-servicing unit to its customers. Utilization rates from period to period may not be comparable as a measure of activity levels, because the calculation of utilization does not reflect the impact of changes in the number of rigs owned during the periods.

     Manufacturing and logistics Operating revenues and Earnings from unconsolidated affiliates were $257.0 million during 2001, representing an increase of 48% compared with the prior year. Income derived from operating activities increased to $87.8 million compared to $47.9 million in the prior year, representing an 83% increase. Increases in this segment resulted primarily from higher average dayrates and utilization in our supply vessel and U.S. trucking operations and from increased top drive sales. Equivalent supply vessel years (calculated as the number of days vessels are in operation divided by the number of days in the period) increased to 24.3 years during 2001 from 21.1 years during 2000. Supply vessel utilization was 71% in 2001, compared to 69% in the prior year.

     The portion of our Operating revenues and Earnings from unconsolidated affiliates generated by our contract drilling segment has been consistent for the last three fiscal years, accounting for between 93% and 94% of total Operating revenues and Earnings from unconsolidated affiliates, and the remainder of our revenues also has been consistently accounted for by our manufacturing and logistics segment. Operating revenues in the manufacturing and logistics segment include revenues from sales to other Nabors companies.

---------------

     1 "Income derived from operating activities" is computed by subtracting direct costs, general and administrative expenses, and depreciation and amortization expense from Operating revenues and then adding Earnings from unconsolidated affiliates. Such amounts should not be used as a substitute to those amounts reported under accounting principles generally accepted in the United States of America. However, management does evaluate the performance of its business units and the consolidated company based on income derived from operating activities because it believes that this financial measure is an accurate reflection of the ongoing profitability of our company.

     Additional information regarding our financial condition and results can be found on pages 44 through 55 of the Nabors Industries, Inc. 2001 Annual Report, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations". All page references to the 2001 Annual Report are to the final printed version of the report distributed to shareholders.

     Responding to Changing Conditions; Diversity of Assets. During September 2000, we implemented a capital expenditure program to refurbish, recommission and, in many cases, upgrade our stacked, domestic drilling fleet. Members of Nabors operations team would identify and prioritize in order of the most marketable rigs that could be refurbished and redeployed to generate higher returns in the most timely manner. Since commencing this program, we have recommissioned 113 rigs and partially completed an additional 32 rigs for an aggregate of approximately $230 million in capital expenditures. Due to the declining market conditions in the US lower 48 market, we deferred this program in the fourth quarter of 2001.

     The decline in demand also caused us to reduce our crew levels as rigs in the US lower 48 came down at an unprecedented rate. As with past activity drops, we have attempted to retain our best and most experienced personnel in order to be prepared for the next rise in demand.

     The decline in the North American market has been offset in part by increased activity in our international land and offshore drilling markets. During 2001, we commenced work under our long-term contracts in Algeria, where currently we have five rigs working. We also entered into contracts for two of our jackup rigs in the Persian Gulf.

     Maintaining a Conservative and Flexible Balance Sheet. During February 2001, we completed a private placement of zero coupon convertible senior debentures due 2021. At the time of issuance, the aggregate principal amount of the debentures at maturity was $1.381 billion. (We have since repurchased $181 million principal amount at maturity of such debentures.) The debentures were issued at a discount with net proceeds to Nabors, after expenses, totaling approximately $828.0 million. The original issue price was $608.41 per $1,000 principal amount at maturity of debentures. The yield to maturity of the debentures is 2.5% compounded semi-annually with no periodic cash payments of interest. At the holder's option, the debentures can be converted, at any time prior to maturity or their earlier redemption, into Nabors common stock, at a conversion rate of 7.0745 shares per $1,000 principal amount at maturity. The conversion rate is subject to adjustment under formulae as set forth in the indenture in certain events, including: (1) the issuance of Nabors common stock as a dividend or distribution on the common stock; (2) certain subdivisions and combinations of the common stock; (3) the issuance to all holders of common stock of certain rights or warrants to purchase common stock; (4) the distribution of capital stock, other than Nabors common stock, to Nabors stockholders or evidences of Nabors; indebtedness or of assets; and (5) distributions consisting of cash, excluding any quarterly cash dividend on the common stock to the extent that the aggregate cash dividend per share of common stock in any quarter does not exceed certain amounts. Instead of delivering shares of common stock upon conversion of any debentures, we may elect to pay the holder cash for all or a portion of the debentures. The debentures can be put to us on February 5, 2006, February 5, 2011 and February 5, 2016 for a purchase price equal to the issue price plus accrued original issue discount to the date of repurchase. We may elect to pay all or a portion of the purchase in common stock instead of cash, depending upon our cash balances and cash requirements at that time. In accordance with the indenture with respect to the debt securities, we cannot redeem the debentures before February 5, 2006, after which we may redeem all or a portion of the debentures for cash at their accreted value. The proceeds have been invested in cash and marketable securities. On May 11, 2001, Nabors' registration statement with respect to resales of these debentures became effective.

     During 2001, our Board of Directors authorized the repurchase of up to $400 million of our common stock. In accordance with this authorization, we purchased
6.2 million shares of our common stock for approximately $248.0 million through year end. These shares are now held in treasury.

     During the third quarter of 2001, we entered into several private transactions with a counterparty to purchase $70 million face amount of our $825 million zero coupon convertible senior debentures due 2020 at an average price of $606.07 per $1,000 face amount of debentures. We also purchased $181 million face amount of our $1.381 billion zero coupon convertible senior debentures due 2021 at an average price of $528.30 per $1,000 face amount of debentures. Upon settlement of these transactions in December 2001, we paid an aggregate of $139.8 million to the counterparty and recognized an extraordinary gain, net of income taxes, of approximately $9.7 million ($.06 per diluted share), resulting from the repayment of the debentures at less than the amount recorded on our books.

     Recognizing Opportunity. We purchased a shallow jackup drilling rig from Arabian Jack-up Partnership 1996, Ltd. in April 2001 for $10.3 million. The rig, Nabors Rig 655, is operating in the Persian Gulf under a three-year contract for Saudi Aramco. Nabors also purchased two jackup drilling rigs from subsidiaries of Santa Fe International Corporation in June 2001 and February 2002 for an aggregate of $56.7 million. The first rig, renamed Nabors Rig 656, has been modified and refurbished, and is working in the Persian Gulf under a three-year contract for Saudi Aramco. The second rig, Nabors Rig 657, is expected to be similarly modified over the next several months, and currently is being marketed worldwide.

     In November 2001, Nabors completed its acquisition of Command Drilling Corporation for an aggregate purchase price of Cdn. $102.3 million (approximately US$65.1 million), plus the assumption of approximately Cdn. $20 million (approximately US$12.6 million) in debt that has since been repaid. Command was a Canadian publicly-held corporation that owned 15 drilling rigs, plus one under construction. The acquisition expanded Nabors' existing Canadian fleet to 52 rigs.

     In February 2002, Nabors announced it had reached an agreement to purchase all of the outstanding common shares of Enserco Energy Service Company Inc., also a Canadian publicly-held corporation, for a price of Cdn. $15.50 per share (plus additional consideration calculated at the rate of 6% per annum from and including February 26, 2002 to and including the date of closing). The purchase price is payable, at the election of each individual Enserco shareholder, in cash or in shares of a Canadian subsidiary of Nabors that would be exchangeable into shares of Nabors common stock on a 1:1 basis. The transaction is subject to the receipt of certain regulatory approvals and must be approved by at least two-thirds of the votes cast at a special meeting of Enserco shareholders. The transaction is currently expected to close on or about April 26, 2002.

     Nabors has also separately agreed to acquire from two Enserco shareholders Enserco common shares representing approximately 20.5% of the issued and outstanding Enserco shares for Cdn. $15.50 per share, subject to certain closing conditions and receipt of regulatory approvals. The purchases are currently scheduled to close in mid-March. In addition, certain persons who own or control and aggregate of 3,748,795 Enserco common shares and options to acquire an aggregate of 511,240 Enserco common shares have agreed, subject to the terms and conditions of those agreements, to vote their Enserco common shares (including Enserco common shares acquired on the exercise of such options) in favor of the Nabors acquisition.

     Enserco is an integrated energy services company providing production and drilling services to the North American oil and gas industry. Through its subsidiaries, Bonus Well Servicing and H&R Drilling, Enserco operates over 200 Canadian well-servicing rigs and 30 drilling rigs.

     The Enserco acquisition increases our position in Canada with assets that are relatively new and in excellent condition, allowing us to provide services to many of our key US customers who have increased their presence in Canada as it has become even more strategic to the North American gas supply.

     Proposed Reorganization. Our Board of Directors has unanimously approved an Agreement and Plan of Merger which would effectively change Nabors' place of incorporation from Delaware to Bermuda. If approved by the shareholders, the reorganization will be accomplished through the merger of a newly formed Delaware subsidiary owned by Nabors Industries Ltd., a Bermuda exempted company which we formed ("Nabors Bermuda"), into Nabors. Nabors will be the surviving company in the merger and become a wholly-owned, indirect subsidiary of Nabors Bermuda. As a result of the merger, all outstanding shares of Nabors common stock will automatically convert into the right to receive Nabors Bermuda common shares on a 1:1 basis, so that the shareholders of Nabors on the date of the merger will own the same number of shares in a Bermuda company rather than a Delaware corporation.

     After completion of the reorganization, Nabors Bermuda and its subsidiaries will continue to conduct the business now conducted by Nabors and its subsidiaries. After completion of the reorganization, Nabors Bermuda common shares will be traded on the American Stock Exchange under the symbol "NBR," the same symbol under which shares of our common stock currently trade.

     The Board approved the reincorporation transaction because international activities are an important part of our current business and they believe that international operations will account for a greater percentage of our total revenues in the future. Expansion of our international business is an important part of our current business strategy and significant growth opportunities exist in the international marketplace. We believe that reorganizing as a Bermuda company will allow us to implement our business strategy more effectively. In addition, we believe that the reorganization should increase our access to international capital markets and acquisition opportunities, increase our attractiveness to non-U.S. investors, improve global cash management, improve global tax position and result in a more favorable corporate structure for expansion of our current business.

     It is important to note that several members of the United States Congress have introduced legislation that, if enacted, would have the effect of substantially reducing or eliminating the anticipated tax benefits of the reorganization. In addition, several other members of the United States Congress and the Treasury Department have recently announced the intent to investigate transactions such as the reorganization. As a result of the increased scrutiny of such transactions, changes in the tax laws, tax treaties or tax regulations may occur, with prospective or retroactive effect, which would have a material adverse effect on the tax consequences of the reorganization to Nabors or the tax consequences of the future operations of the reorganized company and its subsidiaries.

     The reorganization is subject to the receipt of certain regulatory and shareholder approvals. We currently anticipate that the reorganization will be presented to our shareholders for approval in the second quarter. If approved by the shareholders, the reincorporation should also be effected in the second quarter of 2002.

     Safety. In the drilling and oilfield service business, safety and loss control are critical to overall performance. The safety and health of Nabors' employees are of paramount importance. Nabors intensified its safety and loss control program in 1997 with its US lower 48 drilling operations, and expanded the enhanced program to the other business units during the last half of 2000. Implementation of this enhanced program started with an outside consultant conducting baseline safety studies and evaluations of all other Nabors North American operations. The enhanced programs were largely carried out in 2001 and are becoming further embedded in Nabors culture. Significant improvements have already been achieved as evidenced by our total OSHA (Occupational Safety and Health Administration) recordable incident rate for our largest unit, US lower 48 land drilling (below). Nabors intends to continue to focus on further improvements to its safety record in 2002 and beyond.

                        OSHA RECORDABLE INCIDENT RATES*

1997........................................................  11.50
1998........................................................   6.60
1999........................................................   4.23
2000........................................................   4.19
2001........................................................   3.26

---------------

* The OSHA recordable incident rate is equal to number of OSHA recordable incidents multiplied by 200,000 man-hours divided by the actual number of man-hours worked for the period.

  INDUSTRY CONDITIONS

     Natural gas and oil prices were relatively strong during the first part of 2001, with natural gas prices averaging $5.17 per mcf during the first six months and oil prices averaging $27.79 per barrel during the first nine months. These increases resulted in increased spending by our customers for our services. This increased spending was especially evident in our US lower 48, Canada and US offshore operations for natural gas-related drilling and workover activities.

     However, beginning in the third quarter of 2001, a reduction in demand for natural gas that was caused by high natural gas prices, a general contraction in the nation's economy and, later in the year, warmer weather, resulted in a build-up of excess supply of natural gas. This excess supply caused U.S. natural gas prices to decline. Natural gas prices dropped significantly, averaging only $2.47 per mcf during the second half of 2001. This significant drop in the price of natural gas reached a low of $1.69 per mcf in September 2001, and resulted in the rapid weakening of natural gas-related drilling activity in the US lower 48 and US offshore markets. Oil prices also began to decline during this period, with prices decreasing to $20.46 per barrel during the fourth quarter of 2001. The US active land rig count, which averaged 1,022 working rigs during the nine months ended September 30, 2001 and peaked at 1,100 rigs in July 2001, declined to an average of 853 rigs during the fourth quarter of 2001 and a low of 759 rigs in December 2001 (Baker Hughes). Similarly, our US lower 48 equivalent rig years averaged 231 years during the first nine months of 2001 and declined to an average of 145 years during the fourth quarter.

     The U.S. annual average rig count in 2001 was up from 2000, from 918 to 1,156, reflecting the increase in demand (Baker Hughes). Nabors continues to have a substantial number of rigs that can be put into service in a short period of time at relatively economical costs. At the end of 2001, we had nearly 340 land drilling rigs unutilized in our various operations, of which 280 were located in the U.S. We also had nearly 290 unutilized workover rigs in the U.S.

     Nabors' revenues, cash flows and earnings are substantially dependent upon, and affected by, the level of domestic and international oil and gas exploration and development activity. See "Part II -- Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Fluctuations in oil and gas prices could adversely affect drilling activity and Nabors' revenues, cash flows and profitability."

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

     - Land Rigs. A land-based drilling rig generally consists of engines, a drawworks (which hoists and lowers the drill string in and out of the well), a mast (or derrick), pumps to circulate the drilling fluid (mud) under various pressures, blowout preventers, drill string and related equipment. The engines power the different pieces of equipment, including a rotary table or top drive that turns the drill string, causing the drill bit to bore through the subsurface rock layers. Rock cuttings are carried to the surface by the circulating drilling fluid. The intended well depth, bore hole diameter and drilling site conditions are the principal factors that determine the size and type of rig most suitable for a particular drilling job. A land-based workover or well-servicing rig consists of a mobile carrier, engine, drawworks and a mast. The primary function of a workover or well-servicing rig is to act as a hoist so that pipe, sucker rods and down-hole equipment can be run into and out of a well. Typically, land-based drilling, workover and well-servicing rigs can be readily moved between well sites and between geographic areas of operations.

     - Platform Rigs. Platform rigs provide offshore workover, drilling and re-entry services. Our platform rigs have drilling and/or well-servicing or workover equipment and machinery arranged in modular packages that are transported to, and assembled and installed on, fixed offshore platforms owned by the customer. Fixed offshore platforms are steel tower-like structures that either stand on the ocean floor or are moored floating structures. The top portion, or platform, sits above the water level and provides the foundation upon which the platform rig is placed. Our fleet of platform rigs includes:

      - Minimum space, modular platform workover rigs with engines rated 750 horsepower or below, which include the 500 horsepower Sundowner(R) series. These platform workover rigs are self-elevating (that is, they can be off-loaded with the platform crane, rather than requiring a separate barge and crane to assemble), and are designed to fit the geometry of nearly any producing platform without major modifications to either the rig or the platform.

      - Minimum space, modular platform workover and re-drilling rigs with engines rated at horsepowers greater than 750, which include the 1000 horsepower Super Sundowner(R) rigs. These rigs, which are enhanced versions of the modular platform workover rigs, and have more powerful mud pump systems and greater hook load capacities. This enables the rigs to be used in more rigorous workover, re-entry, side-tracking or horizontal drilling operations.

      - Minimum Area, Self-Elevating, or MASE(R), drilling rigs are our latest generation of modular platform rigs. They represent a smaller and lighter, full-scale drilling rig patterned after the Super Sundowner(R) but have higher horsepower, ranging from 1500 hp to 3000 hp.

      - API (American Petroleum Institute)-style drilling rigs have similar capabilities to the MASE(R) rigs, but generally come in larger modules. Unlike our other platform rigs, API-style rigs are not self-elevating, and require a separate barge crane to load onto, and off of, the platform.

      - We also own several land rigs modified for offshore work for drilling on mudslide and selected conventional offshore platforms. These rigs generally are self-elevating and modular.

     - Jackup Rigs. Jackup rigs are mobile, self-elevating drilling and workover platforms equipped with legs that can be lowered to the ocean or lake floor until a foundation is established to support the hull, which contains the drilling and/or workover equipment, jacking system, crew quarters, loading and unloading facilities, storage areas for bulk and liquid materials, helicopter landing deck and other related equipment. The rig legs may operate independently or have a mat attached to the lower portion of the legs in order to provide a more stable foundation in soft bottom areas. Independent leg rigs are better suited for harsher or uneven seabed conditions. Many of our jackup rigs are of cantilever design -- a feature that permits the drilling platform to be extended out from the hull, allowing it to perform drilling or workover operations over adjacent, fixed platforms. Nabors' shallow workover jackup rigs generally are subject to a maximum water depth of approximately 125 feet, while some of our jackup rigs may drill in water depths as shallow as 13 feet. Nabors also has newer jackup rigs that are capable of drilling at depths between 8 feet and

150 to 300 feet. The water depth limit of a particular rig is determined by the length of the rig's legs and the operating environment. Moving a rig from one drill site to another involves lowering the hull down into the water until it is afloat and then jacking up its legs with the hull floating on the surface of the water. The hull is then towed to the new drilling site.

     - Inland Barge Rigs. One of Nabors' barge rigs is a full-size drilling unit. Nabors also owns two workover inland barge rigs. These barges are designed to perform plugging and abandonment, well service or workover services in shallow inland, coastal or offshore waters. Our barge rigs can operate at depths between three and eight feet.

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

     Drilling contracts provide for compensation on a daywork, footage or turnkey basis. In each case, we provide the rig and crews. The principal differences among the types of contracts are set forth below.

     - Daywork Contracts. A daywork contract generally provides for a basic rate per day when drilling (the dayrate) and for lower rates when the rig is moving, or when drilling operations are interrupted or restricted by equipment breakdowns, actions of the customer or adverse weather conditions or other conditions beyond our control. In addition, daywork contracts may provide for a lump sum fee for the mobilization and demobilization of the rig, which in most cases approximates our incurred costs.

     - Footage Contracts. Under footage contracts we typically run casing and provide drill bits. We receive payment on the basis of a rate per foot drilled. The customer continues to provide drilling mud, casing, cementing and well design expertise. If we drill the well in less time than was estimated, then we have the opportunity to improve our margins over those that would be attainable under a daywork contract to the same depth. If, however, we take longer to drill the well than we estimated, our margins will be lower. In footage contracts we bear the cost of the services and supplies that we provide until the well has been drilled to the agreed depth. Such contracts therefore require us to make significant up-front working capital commitments prior to receiving payment. Footage contracts generally contain greater risks for a contractor such as Nabors than daywork contracts, but fewer risks than turnkey contracts. Under footage contracts, the contractor assumes certain risks associated with loss of hole from fire, blowout and other drilling risks. However, footage contracts generally protect the contractor from such risks when unexpected drilling conditions such as abnormal pressure, impenetrable geologic formation or loss circulation zones are present.

     - Turnkey Contracts. In turnkey contracts, we drill a well to a specified depth for a fixed price regardless of the time required or the problems encountered in drilling the well. On a turnkey well, we provide technical expertise and engineering services, as well as most of the equipment required to complete the well, and we are compensated only when the agreed scope of work has been satisfied. In addition, we often subcontract for related services and we manage the drilling process. In turnkey contracts, we bear the cost of performing the drilling services until the well has been drilled, and accordingly, such contracts require us to make significant working capital commitments. We also generally agree to furnish services such as testing, coring and casing the hole and other services which are not normally provided by a drilling contractor working under a daywork contract. If the well is not completed to the specified depth, we may not receive the turnkey price. Turnkey contracts generally involve a higher degree of risk to us than daywork and footage contracts because we assume greater risks (including risk of blowout, loss of hole, stuck drill pipe, machinery breakdowns, abnormal drilling conditions and risks associated with subcontractors' services, supplies, cost escalation and personnel) and bear the cost of unanticipated downhole problems and price escalation. Generally, however, our agreements limit catastrophic risks associated with blowout, redrill and pollution to a specific sum. The customer assumes the risk of losses in excess of the agreed level. If the well is successfully drilled without undue delay or complication, our margins under these types of contracts are usually greater than under daywork and footage contracts.

     During fiscal 2001, substantially all of our drilling contracts were on a daywork basis. Our preferred strategy is to operate drilling rigs under daywork contracts. However, we continually analyze market conditions, customer requirements, rig demand and the experience of our personnel to determine how to contract our fleet most profitably. In addition, we may seek alternative accommodations with certain customers, as a means of ensuring long-term drilling commitments and healthy customer relations, including, potentially, entering into footage or turnkey contracts on occasion. Because of this, there can be no assurance that we will not suffer a loss that is not insured as a result of entering into such higher risk contracts, and any such uninsured loss could have a material adverse effect on our financial position, cash flows and results of operations.

     Well-Servicing and Workover Services. Industry sources estimate that there are approximately 914,000 producing oil wells in the world today, of which approximately 558,000 are in the United States. In addition, there are approximately 327,000 producing natural gas wells in the United States and a large number in the rest of the world (Penn Well; Spears and Associates). In December 2001, there were 1,099 active well-servicing and workover rigs in the United States, down 9.9% from 1,116 active rigs in December 2000 (Baker Hughes). While some wells in the United States flow oil to the surface without mechanical assistance, most are in mature production areas that require pumping or some other form of artificial lift. Pumping oil wells characteristically require more maintenance than flowing wells due to the operation of the mechanical pumping equipment installed. The extent and type of services we provide on producing wells is dependent upon many variables. The following is a summary of our well-servicing and workover services.

     - Well-Servicing/Maintenance Services. We provide maintenance services on the mechanical apparatus used to pump or lift oil from producing wells. These services include, among other things, repairing and replacing pumps, sucker rods and tubing. We provide the rigs, equipment and crews for these tasks, which are performed on both oil and natural gas wells, but which are more commonly required on oil wells. Well-servicing rigs have the same basic components as drilling rigs (that is, a derrick, a hoisting mechanism and an engine). Many of these rigs also have pumps and tanks that can be used for circulating fluids into and out of the well. Maintenance jobs typically take less than 48 hours to complete. In general, well-servicing rigs are provided to customers on a call-out basis. We are paid an hourly rate and work is generally performed five days a week during daylight hours.

     - Workover Services. In addition to needing periodic maintenance, producing oil and natural gas wells occasionally require major repairs or modifications, called "workovers." Workovers may be done, for example, to remedy equipment failures, deepen a well in order to reach a new producing reservoir, plug back the bottom of a well to reduce the amount of water being produced with the oil and natural gas, clean out and re-complete a well if production has declined, repair leaks, or convert a producing well to an injection well for secondary or enhanced recovery projects. These extensive workover operations are normally carried out with a well-servicing rig that includes additional specialized accessory equipment, which may include rotary drilling equipment, mud pumps, mud tanks and blowout preventers, depending upon the particular type of workover operation. Most of Nabors' well-servicing rigs are designed and can be equipped to handle the more complex workover operations. A workover may last anywhere from a few days to several weeks.

     - Completion Services. The kinds of activities necessary to carry out a workover operation are essentially the same as those that are required to "complete" a well when it is first drilled. The completion process may involve selectively perforating the well casing at the depth of discrete producing zones, stimulating and testing these zones and installing down-hole equipment. Oil and gas production companies often find it more efficient to move a larger and more expensive drilling rig off location after an oil or natural gas well has been drilled and to move in a specialized well-servicing rig to perform completion operations. Our rigs are often used for this purpose. The completion process may require from a few days to several weeks.

     - Production and Other Specialized Services. We provide other specialized services that are required, or can be used effectively, in conjunction with the previously described basic services. The main additional services are production services, consisting of the provision of onsite temporary fluid-storage facilities, the provision, removal and disposal of specialized fluids used during certain completion and workover operations, and the removal and disposal of salt water that is often produced in conjunction with the production of oil and natural gas. We also provide plugging services for wells from which the oil and natural gas has been depleted and further production has become uneconomical.

  MANUFACTURING AND LOGISTICS OVERVIEW

     Through various subsidiaries and joint ventures, Nabors provides additional well-site services that comprise our manufacturing and logistics segment. These services can be packaged with our contract drilling services or provided on a stand-alone basis to operators or other contractors. They include top drive rentals and sales, mudlogging services, rig instrumentation equipment rentals and sales, rig reporting software, construction and maintenance services and transportation services. Sales by these ancillary service providers to other Nabors companies reduce our costs for similar third-party products and services. These units also generate revenues through sales to third parties.

     - Top Drives. Our Canrig Drilling Technologies subsidiary manufactures top drives, which are installed on both onshore and offshore drilling rigs to improve drilling efficiency. Rigs equipped with top drives enjoy more finite control and directional orientation than rigs without, and can trip drill string in and out of the well faster and more safely by handling preassembled "doubles" and "triples" of pipe. Top drives also allow the drill string to be simultaneously hoisted and rotated, which provides better well control and reduces the incidence of stuck pipe, yielding time and cost savings.

     - Mudlogging, Rig Instrumentation and Software. Our EPOCH Well Services subsidiary provides mudlogging services. Mudlogging involves the analysis of exhausted drill cuttings to discern certain information about the presence of hydrocarbons, rates of penetration and the nature of the formation. EPOCH also offers rig instrumentation equipment, including sensors, proprietary RIGWATCH(TM) software and computerized equipment that monitors the real-time performance of a rig. In addition, EPOCH specializes in daily reporting software for drilling operations, also available on the internet via mywells.com.

     - Construction, Land Transportation and Related Services. Nabors has a 50% interest in Peak Oilfield Services Company, a general partnership with a subsidiary of Cook Inlet Region, Inc., a leading Alaskan native corporation. Peak Oilfield Services provides heavy equipment to move drilling rigs, water, other fluids and construction materials, primarily on Alaska's North Slope and in the Cook Inlet region. The partnership also provides construction and maintenance for ice roads, pads, facilities, equipment, drill sites and pipelines. In addition, the partnership provides tank cleaning services to oil customers along the Trans-Alaska pipeline and in the Valdez area. Peak

       Oilfield Services is a partner to an alliance contract to provide maintenance services for the Prudhoe Bay Unit and has been chosen to coordinate and supply drilling support transportation services to the unit. We also have an investment in an arctic road and site construction company.

     - Offshore Support Services. Nabors' fleet of offshore support vessels provides marine transportation of drilling materials, supplies and crews for offshore rig operations and support for other offshore facilities. In addition, we provide offshore logistical support to drilling and workover operations, pipelaying and other construction, production platforms and geophysical operations.

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

     Other. From time to time, we provide drilling engineering and integrated project management services, ranging from well design and engineering expertise to site preparation and road construction. We offer these services to help customers eliminate or reduce management overhead which would otherwise be necessary to supervise such services. Such services have not been significant in the past, and are not expected to be significant in the near term.

MARKETS

     Nabors operates in two primary business segments within the oilfield services industry -- contract drilling and manufacturing and logistics. Within these segments, we conduct business in the following distinct markets or business lines:

     - Contract Drilling: We provide drilling, workover, well-servicing and related services on land and offshore in the US lower 48 states, Canada and Alaska and in international markets.

     - Manufacturing and Logistics: We manufacture and lease or sell top drives, drilling instrumentation systems and rig reporting software domestically and internationally; and provide construction, logistics services and marine transportation and support services in Alaska and the US lower 48 states.

     Additional information regarding the geographic markets in which we operate and our business segments can be found in Note 15 of the Notes to Consolidated Financial Statements on pages 78 and 79 of our 2001 Annual Report and is incorporated into this document by reference.

  CONTRACT DRILLING

  Domestic

     Alaska. Nabors markets 21 arctic drilling, workover and well-servicing rigs (including 20 land rigs and one platform rig) on the North Slope and the Cook Inlet area of South Central Alaska. Fifteen of these rigs are SCR rigs, and ten are equipped with top drive units. Twelve are capable of performing drilling or workover operations to depths of 15,000 feet or deeper. These figures do not include a coiled tubing drilling rig on the North Slope owned and operated through a 50%-owned joint venture.

     All of the North Slope rigs are designed to operate in severe arctic conditions and 13 employ wheel or track mounted systems engineered by Nabors to permit efficient movement of the rigs from well to well and over ice or gravel roads. Ten of these rigs are also partially or totally self-propelled to further facilitate movement and maneuverability. Ten of the rigs have been designed with spacing capability that allows them to move between reduced well spacing on drilling pads without disrupting production. In addition,

Nabors' arctic rigs generally incorporate environmental protection features such as dry mud and fluid containment systems.

     Rig operations in Alaska are normally conducted 24 hours a day, seven days a week, under a term contract that is for a specific period of time or until a program is completed. Generally we are paid on a daily rate basis for these services.

     US Land Drilling. Nabors currently markets approximately 290 drilling rigs in the US lower 48 market. Approximately 180 of our land drilling rigs in the US lower 48 states are diesel electric rigs controlled by a computerized SCR system. Approximately 210 are capable of drilling to 15,000 feet or deeper. In addition, we own 58 portable top drives for use on our rigs, depending on customer requirements.

     Nabors had 112 land drilling rigs and 250 workover/well-servicing rigs stacked in the US lower 48 states at December 31, 2001. During September 2000, we implemented a capital expenditure program to refurbish, recommission and, in many cases, upgrade our stacked, domestic drilling fleet. Members of Nabors operations team would identify and prioritize in order of the most marketable rigs that could be refurbished and redeployed to generate higher returns in the most timely manner. Since commencing this program, we have recommissioned 113 rigs and partially completed an additional 32 rigs for an aggregate of approximately $230 million in capital expenditures. Due to the declining market conditions in the US lower 48 market, we deferred this program in the fourth quarter of 2001. We will continue to evaluate the market and may upgrade, refurbish or use the remaining stacked rigs for spare parts as conditions warrant.

     US Land Workover/Well-Servicing. Our domestic land well-servicing, workover and production services operation has locations in many of the major oil and natural gas producing fields in the US lower 48 states. This operation currently provides services in eleven states and is divided into two separate geographic divisions: (1) the Central division (principally Texas and Oklahoma) and (2) the California division. We actively market approximately 500 well-servicing rigs (including one land rig drilling on a platform offshore California), in Texas, California, Oklahoma, New Mexico, North Dakota, Montana, Arkansas, Utah and Louisiana.

     U.S. Offshore. Nabors currently performs domestic offshore drilling and offshore workover and well-servicing through its Nabors Offshore and various other subsidiaries. The domestic offshore subsidiaries currently operate a fleet of 46 rigs, including 34 platform rigs (eight Sundowner(R)rigs, three 750 hp or below rigs, four Super Sundowner(R) rigs, three concentric tubing rigs, three greater than 750 hp rigs, two MASE(R) platform drilling rigs, six self-elevating platform drilling rigs and five API-style platform drilling rigs), nine jackup workover rigs and three inland barge rigs. Two of the Super Sundowner(R) rigs, two of the Sundowner(R) rigs and eleven of the platform drilling rigs (including the MASE(R) rigs) are equipped with portable top drive units to enhance drilling efficiency in sidetrack and horizontal drilling operations. Ten of our platform rigs are capable of operating at well depths of 20,000 feet. Over half of our platform rigs are specifically designed for workover drilling.

     Most of our domestic offshore fleet (46 rigs) operates in the US Gulf of Mexico. The remaining rigs are platforms operating in offshore California and Alaska. Our US offshore group also provides plugging and abandonment services on the US Gulf Coast.

  International

     In the international markets in which we operate, we are subject to various laws and regulations with respect to the operation and taxation of our business and the import and export of our equipment from country to country, the imposition, application and interpretation of which can be uncertain. Our operations may be subject to various risks, including risk of war and civil disturbances and governmental activities that may limit or disrupt markets, restrict the movement of funds or result in the deprivation of contract rights or the taking of property without fair compensation. In certain countries, such operations may be subject to the additional risk of fluctuating currency values and exchange controls. See also "Part II -- Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of

Operations -- The nature of Nabors' operations presents inherent risks of loss that, if not insured or indemnified against, could adversely affect its results of operations" and "-- The profitability of Nabors' international operations could be adversely affected by war, civil disturbance or economic turmoil." Additional information on Nabors' foreign currency transactions can be found under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Instruments and Market Risk" on pages 55 and 56 of our 2001 Annual Report, and in Note 1 of the Notes to Consolidated Financial Statements under the caption "Foreign Currency Risk " on page 65 of our 2001 Annual Report, each of which is incorporated into this document by reference.

     Canada. We have a fleet of 52 rigs in Canada. Twenty-four rigs in the fleet are diesel electric SCR rigs, two are A/C electric powered, 22 are equipped with top drives and 14 are capable of drilling to 15,000 feet or deeper. Many of the rigs in our Canadian fleet are capable of performing exploratory and development drilling under arctic and sub-arctic conditions. Nabors has entered into an agreement to acquire Enserco Energy Service Company Inc., completion of which is subject to regulatory and shareholder approvals. If the acquisition in completed, we will add approximately 30 land drilling rigs and over 200 land well-servicing rigs to our Canadian operations.

     International Land. We conduct our international operations primarily through Nabors Drilling International Limited and its subsidiaries. Internationally, we provide drilling, workover and well-servicing services, both onshore and offshore, with specialized rigs designed and fabricated to meet various types of operating conditions. The International land group actively markets approximately 60 land drilling rigs, 39 workover/well-servicing rigs and two pulling units. Of these, over 45 are SCR rigs, 38 are equipped with top drives and 28 are capable of drilling to depths of 15,000 feet or deeper. We operate 18 of these rigs through a joint venture in Saudi Arabia (seven drilling, including one jackup, and 11 workover/well-servicing rigs).

     International Offshore. The International offshore group markets four Super Sundowner(R) platform rigs, two less than 750 hp platform rigs, two greater than 750 hp platform rigs, one MASE(R) platform rig and seven jackup rigs. All of the Super Sundowner(R) rigs and the MASE(R) rig are equipped with portable top drive units. We have offshore rigs currently operating in Trinidad (1 MASE(R) platform), Brazil (1 Super Sundowner(R) platform, 1 jackup), Australia (1 platform), Congo (1 Super Sundowner(R) platform), Italy (1 Super Sundowner(R) platform) and the Middle East (5 jackups, of which one is owned by our Saudi joint venture). We also own one recently acquired jackup that is being refurbished and is expected to be available for service in the second or third quarter of 2002.

     Additional information regarding our rig fleet can be found on pages 30 and 31 of the 2001 Annual Report.

  MANUFACTURING AND LOGISTICS -- ADDITIONAL WELL-SITE SERVICES

     We manufacture top drives at our Magnolia, Texas facility. We market our top drives throughout the United States and Canada, and to various international markets, to customers serving the oil and gas industry. In 2001 and 2000, 71% and 65% of our top drive sales, respectively, were made to other Nabors companies. We also rent top drives and provide top drive installation, repair and maintenance services to our customers.

     We manufacture our rig instrumentation systems at our Magnolia, Texas facility. We develop our rig reporting and related software out of our Houston, Texas office. We sell or lease these products to customers within the oil and gas industry, domestically and abroad. We provide mudlogging services within the US lower 48 states and Alaska. Substantial portions of our sales are made to other Nabors companies.

     We also provide site and road construction, rig transportation, fluid hauling and related oilfield services in Alaska, principally through our Peak Oilfield Services joint venture. In the US lower 48 states we provide rig transportation and related services through our Peak USA Energy Services subsidiary, primarily to our other operations.

     Our offshore support vessels, which operate primarily in the Gulf of Mexico, provide marine transportation of drilling materials, supplies and crews for offshore rig operations and support for other offshore facilities. We also provide offshore logistical support to drilling and workover operations, pipe-laying and other construction, production platforms and geophysical operations. Nabors markets 30 support vessels, including ten Super 200 platform supply vessels, 12 conventional offshore supply vessels, six mini-supply vessels, one oceanographic research vessel and one anchor handling tug supply vessel. Our supply vessels are used as freight-carrying vessels for drill pipe, tubing, casing, drilling mud and other equipment to drilling rigs and production platforms. Lengths for our supply vessels range from 166 to 220 feet. Our mini-supply vessels are used primarily in support of well service and production operations, such as moving offshore pipe, fluids and equipment for offshore workovers. Mini-supply vessel lengths range from 130 to 145 feet. Our research vessel, which is 175 feet in length, is used to carry equipment and personnel necessary to perform oceanographic surveys. Our anchor handling tug supply vessel is used to tow rigs to offshore locations and position anchors of floating drilling rigs and pipe-laying vessels. The vessel is 200 feet long, with 6,140 horsepower, and can also be used as a supply vessel.

     Nabors' domestic onshore well-servicing and workover operation also provides production services consisting chiefly of fluid hauling and fluid storage tank rental. The production services assets, located primarily in Texas, consist of over 290 fluid hauling trucks and eight salt water disposal wells, which are utilized for the transportation and disposal of drilling and used completion fluids and salt water produced from operating wells, and approximately 700 fluid storage tanks, which are utilized for the storage of fluids used in the fracturing of producing zones during the completion or workover of wells.

RESEARCH AND DEVELOPMENT

     Research and development is not significant to Nabors overall operations, and does not constitute a material part of our business. Nabors' engineers have obtained new patents during the past year and have patent applications pending for new technology associated with drilling activities. Our patents generally cover designs for various types of oilfield equipment and methods for conducting certain oilfield activities. We use some of these designs and methods in the conduct of our business. The patents expire at various times through the year 2019. We also have several trademarks and service marks that we use in various aspects of our business. These include Sundowner(R), MASE(R) and RIGWATCH(TM). While management believes Nabors' patent and trademark rights are valuable, their expiration or loss would not have a material adverse effect on our financial position or results of operations. The costs associated with our research and development are not material to Nabors.

CUSTOMERS

     Our customers include major oil and gas companies, foreign national oil and gas companies and independent oil and gas companies. No customer provided in excess of 10% of consolidated revenues in 2001 or in 2000.

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

     Certain competitors are present in more than one of Nabors' operating regions, although no one competitor operates in all of these areas. In the US lower 48 states, there are several hundred competitors with smaller national, regional or local rig operations. In domestic land workover/well-servicing, we compete with Key Energy Services, Inc., which owns over 1,400 US workover/well-servicing rigs (according to its public filings), and with numerous other competitors having smaller regional or local rig operations. In the Alaska market, Nabors has three competitors, Doyon Drilling, Inc., Inlet Drilling Alaska Inc. and Nordic Calista Services. In Canada and offshore, Nabors competes with several firms of varying size, many of which have more significant operations in those areas than Nabors. Internationally, Nabors competes directly with various contractors at each location where it operates. Nabors believes that the market for land drilling, workover and well-servicing contracts will continue to be competitive for the foreseeable future. Although Nabors believes it has a strong competitive position in the domestic land drilling, workover and well-servicing sector, certain of our competitors internationally and offshore may be better positioned in certain markets, allowing them to compete more effectively.

     Seasonality is not a significant factor with respect to our operations. However, the contract drilling, workover and well-servicing industry has been cyclical historically, with significant volatility in profitability and rig values. This industry cyclicality has been due to changes in the level of domestic oil and gas exploration and development activity and the available supply of drilling rigs. From 1982 until 1996, the contract drilling business was severely impacted by the decline and continued instability in the prices of oil and natural gas following a period of significant increase in new drilling rig capacity. Rising prices in 1997 gave way to a steep decline that continued through 1998 and most of 1999. Although the market improved substantially in 2000 and the first half of 2001, the rapid, severe downturn in the latter half of the year illustrates the dependence of the industry on oil and natural gas prices.

     Our manufacturing and logistics segment represents a relatively small part of our business, and we have numerous competitors in each area in which we operate who may have greater resources and may be better positioned than Nabors. Our Canrig subsidiary is one of the six major manufacturers of top drives. Its largest competitors are Varco, Tesco and National Oilwell. EPOCH's largest competitor in the manufacture of rig instrumentation systems is Varco's Totco subsidiary. Mudlogging services are provided by a number of entities that serve the oil and gas industry on a regional basis. EPOCH competes for mudlogging customers with Sperry Sun and Baker Hughes in the Gulf Coast region, California and Alaska. In the US lower 48 states, there are hundreds of rig transportation companies, and there are at least three or four that compete with Peak USA in each of its operating regions. In Alaska, Peak Oilfield Services principally competes with Alaska Petroleum Contractors for road, pad and pipeline maintenance, and is one of many drill site and road construction companies, the largest of which is VECO Corporation. We also compete with numerous offshore support vessel operators in the Gulf of Mexico on the basis of quality of service, price, vessel suitability and availability and reputation.

ACQUISITIONS AND DIVESTITURES

  ACQUISITIONS

     We have grown from a land drilling business centered in Canada and Alaska to an international business with operations on land and offshore in many of the major oil, gas and geothermal markets in the world. At the beginning of 1990, our fleet consisted of 44 land drilling rigs in Canada, Alaska and in various international markets. Today, Nabors' worldwide fleet consists of over 550 land drilling rigs, approximately 745 domestic and 40 international land workover and well-servicing rigs, 42 offshore platform rigs, 16 jackups, three barge rigs, 30 marine transportation and support vessels, and a large component of trucks and fluid hauling vehicles. This growth was fueled in part by strategic acquisitions, as summarized in the following chart:

  DATE     ACQUIRED OR SELLING ENTITY       ASSETS ACQUIRED(1)               LOCATIONS
  ----     --------------------------       ------------------               ---------
  3/1990  Loffland Brothers Company      63 land drilling rigs;     North Sea, Middle East,
                                         yards; miscellaneous       Canada, US lower 48, Gulf
                                         equipment and inventory;   of Mexico, Venezuela
                                         financial assets
 11/1990  Henley Drilling Co.            11 land drilling rigs      US lower 48, Yemen
  6/1993  Grace Drilling Co.             110 land drilling rigs;    US lower 48
                                         yards; miscellaneous
                                         equipment and inventory
  4/1994  MND Drilling                   16 land drilling rigs      US lower 48
 10/1994  Sundowner Offshore Services,   15 platform rigs, 1        Gulf of Mexico,
          Inc.                           platform rig under         International
                                         construction, 5 jackup
                                         workover rigs, 3 workover
                                         and plug and abandonment
                                         barges
    1994  Various                        8 mobile, medium-depth     US lower 48
                                         land drilling rigs
  1/1995  Delta Drilling Company         30 land drilling rigs (15  Texas, Louisiana
                                         SCR, 15,000+ capable
                                         depth), yards and office
                                         facilities
  4/1996  Exeter Drilling Company        49 shallow and medium-     United States (47),
                                         depth land drilling rigs   International (2)
  4/1996  J.W. Gibson Well Servicing     78 workover and well-      Rocky Mountains,
          Company(2)                     servicing rigs (10 leased  Mid-continent Region
                                         from third parties)
 11/1996  EPOCH Well Logging, Inc.       Mudlogging units           Not applicable
 12/1996  Noble Drilling Company         47 land drilling rigs (19  United States (38), Canada
                                         operating and 28           (9)
                                         stacked); yards;
                                         equipment and inventory
  1/1997  Adcor-Nicklos Drilling         36 land drilling rigs (30  US lower 48
          Company                        active, 6 stacked,
                                         including 14 SCR),
                                         equipment, drill pipe,
                                         yards, vehicles and
                                         support equipment
  4/1997  Chesley Pruet Drilling         12 land drilling rigs (10  Alabama, Louisiana,
          Company                        active, 2 stacked,         Mississippi
                                         including 9 SCR)
  4/1997  Samson Rig Company             25 stacked SCR land rigs   Oklahoma
                                         and large component of
                                         equipment
  8/1997  Cleveland Drilling Company,    7 land drilling rigs (6    California, Nevada
          Inc.                           active, 1 stacked,
                                         including 6 SCR rigs)
 11/1997  VECO Drilling, Inc.; Diamond   6 land drilling rigs (5    California, Texas
          L                              active, 1 stacked,
                                         including 3 SCR) and two
                                         offshore labor contracts;
                                         3 active mechanical rigs

  DATE     ACQUIRED OR SELLING ENTITY       ASSETS ACQUIRED(1)               LOCATIONS
  ----     --------------------------       ------------------               ---------
 12/1997  C.A.P.E. International, Inc.   Rig reporting software     Not applicable
  5/1998  New Prospect Drilling Company  6 land drilling rigs       Arkansas, Oklahoma
  5/1998  Can-Tex Drilling &             7 land drilling rigs       Alberta, Canada
          Exploration, Ltd.
  6/1998  Transocean-Nabors Drilling     Joint interest in a        Alaska
          Technology LLC                 coiled tubing drilling
                                         rig; certain technology
                                         rights
  4/1999  Bayard Drilling Technologies,  87 land drilling rigs (73  Oklahoma, Texas, Louisiana,
          Inc.                           actively marketed);        Arkansas
                                         significant inventories
                                         of new component
                                         equipment (e.g., drill
                                         pipe, engines and mud
                                         pumps); oilfield hauling
                                         equipment fleet
 11/1999  Pool Energy Services Co.       790 land well servicing/   US lower 48, Gulf of
                                         workover rigs (470         Mexico, Alaska,
                                         actively marketed); 34     International
                                         land drilling rigs; 25
                                         offshore rigs; 300+ fluid
                                         handling trucks; 1,060
                                         storage tanks and 15
                                         salt-water disposal
                                         wells; 27 offshore supply
                                         vessels
12/1999-  Various                        7 offshore supply vessels  Gulf of Mexico
 10/2000                                 (including 5 new-builds)
 12/2000  Parker Drilling Company        1 arctic land rig; 1 ball  Alaska
                                         mill unit
 11/2001  Command Drilling Corporation   15 land drilling rigs      Canada
                                         (plus one under
                                         construction)
 4/2001,  Arabian Jack-up Partnership    Three jackup rigs          International
  6/2001  1996, Ltd.; Santa Fe
     and  International Corporation
  2/2002

---------------

(1) With the exception of the MND Drilling, Samson Rig Company and jackup rig transactions, all acquisitions of rigs also included substantial quantities of drill collars and drill pipe.

(2) Sold in January 1998.

     Nabors has entered into agreements to acquire all of the outstanding common shares of Enserco. See "Business -- Major Developments -- Recognizing Opportunity". If the transaction is completed, Nabors will acquire over 200 well servicing rigs and 30 drilling rigs located primarily in Canada.

     While Nabors continues to examine opportunities, there can be no assurance that attractive rigs or other acquisition opportunities will continue to be available, that the pricing will be economical or that we will be successful in making such acquisitions in the future.

  DIVESTITURES

     From time to time, we may sell a subsidiary or group of assets outside of our core markets or business, if it is economically advantageous for us to do so. During 2000, we sold one older supply vessel, because it no longer met our fleet profile. In January 1998, Nabors sold its J.W. Gibson Well Service Company subsidiary to Key Energy Group, Inc. (now known as Key Energy Services, Inc.). We acquired Gibson as part of the Exeter Drilling Company acquisition in 1996. Gibson represented Nabors' entry into the domestic well servicing business. However, at the time, Nabors' management did not believe it could establish a significant position in that business, and determined to sell the subsidiary. On completing the sale, we received $20 million plus the value of Gibson's working capital in cash, 100,000 shares of Key Energy common stock and warrants to acquire 265,000 shares of Key Energy common stock at an exercise price of $18 per share, subject to adjustment. We recorded a pre-tax gain on the sale of approximately $16.0 million during 1998. (Nabors exercised the warrants, as adjusted, in January 2000, and acquired 1,673,684 shares of Key Energy stock at an adjusted exercise price of $2.85 per share. Nabors has since sold 834,500 of such shares in market transactions.)

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

ENVIRONMENTAL COMPLIANCE

     Nabors does not presently anticipate that compliance with currently applicable environmental regulations and controls will significantly change its competitive position, capital spending or earnings during 2002. Nabors has been a party to administrative and legal proceedings with governmental agencies that have arisen under statutory provisions regulating the discharge or potential discharge of material into the environment. Nabors believes it is in material compliance with applicable environmental rules and regulations, and such compliance is not material to the business or financial condition of Nabors.

EMPLOYEES

     As of December 31, 2001, Nabors employed approximately 16,847 persons, of whom approximately 2,000 were employed by unconsolidated affiliates. On October 18, 2000, the National Labor Relations Board confirmed the selection of a collective bargaining representative at our Alaska drilling subsidiary. The unit to be represented is expected to be comprised of approximately 620 members at December 31, 2001 and covers most non-supervisory drilling and related field personnel working on or about our rigs within the State of Alaska. Negotiations with the union commenced in December 2000; however, no agreement has been reached. We anticipate that our relations with the union will be agreeable, and that the formation and continuation of a collective bargaining unit at our Alaska drilling subsidiary will not have any materially adverse impact on the operations of that entity or Nabors as a whole. Certain rig employees in Argentina, Venezuela and Australia are represented by collective bargaining units. We believe our relationship with our employees generally is good.

ITEM 2.  PROPERTIES

     Information regarding Nabors' rig fleet can be found on pages 30 and 31 of our 2001 Annual Report and is incorporated into this document by reference.

     Many of the international drilling rigs and certain of the Alaska rigs in our fleet are supported by mobile camps which house the drilling crews and a significant inventory of spare parts and supplies. In addition, we own various trucks, forklifts, cranes, earth moving and other construction and transportation equipment, which are used to support the drilling and logistics operations.

     Nabors and its subsidiaries own or lease executive and administrative office space in Houston, Texas (headquarters); Anchorage, Alaska; Harvey, Houma, Arcadia, New Iberia and Lafayette, Louisiana; Bakersfield, California; Magnolia, Texas; Calgary and Nisku, Alberta, Canada; Sana'a, Yemen; Dubai, U.A.E.; Dhahran, Saudi Arabia; and Anaco, Venezuela. We also own or lease a number of facilities and storage yards used in support of operations in each of our geographic markets. Until December 31, 2000, we also leased from an unrelated party a 65-acre former rig and equipment manufacturing and storage facility in San Angelo, Texas, which includes approximately 245,000 square feet of buildings and other structural facilities. We terminated the lease on December 31, 2000 pursuant to its terms, and have outstanding an irrevocable offer to purchase the facility, pay deferred rent and refund a ground lease prepayment, for an aggregate of $8.6 million. Our former landlord disputes exercise of the purchase option, and the matter is in litigation. We do not expect the outcome of this litigation, if adverse, would have a material effect on Nabors.

     Additional information about our properties can be found in Notes 1 and 4 (each, under the caption "Property, Plant and Equipment") and 11 (under the caption "Operating Leases") of the Notes to Consolidated Financial Statements on pages 63, 68 and 75, respectively, of our 2001 Annual Report and is incorporated into this document by reference. The revenues and property, plant and equipment by geographic area for the fiscal years ended December 31, 1999, 2000 and 2001, can be found in Note 15 of the Notes to Consolidated Financial Statements in the table on pages 78 and 79 of our 2001 Annual Report, and are incorporated into this document by reference.

     Nabors' management believes that our equipment and facilities are adequate to support our current level of operations as well as an expansion of drilling operations in those geographical areas where we may expand.

ITEM 3.  LEGAL PROCEEDINGS

     Information with respect to legal proceedings can be found in Note 11 of the Notes to Consolidated Financial Statements under the caption "Contingencies" on page 75 of our 2001 Annual Report and is incorporated into this document by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of Nabors' security holders during the quarter ended December 31, 2001.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET AND STOCK PRICES

     The information called for by this item can be found under the caption "Corporate Information -- Price of Common Stock" on page 81 of our 2001 Annual Report and is incorporated into this document by reference.

DIVIDEND POLICY

     Nabors has not declared or paid any cash dividends on its common stock since 1982. We do not intend to pay any cash dividends on our common stock for the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     The information called for by this item can be found under the caption "Selected Financial Data" on pages 42 and 43 of our 2001 Annual Report and is incorporated into this document by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information called for by this item can be found under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 44 through 55 of our 2001 Annual Report and is incorporated into this document by reference. In addition, the principal risks associated with Nabors' business are noted below.

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

  NABORS OPERATES IN A HIGHLY COMPETITIVE INDUSTRY WITH EXCESS DRILLING CAPACITY, WHICH MAY ADVERSELY AFFECT NABORS' RESULTS OF OPERATIONS

     The oilfield services industry in which Nabors operates is very competitive. Contract drilling companies compete primarily on a regional basis, and competition may vary significantly from region to region at any particular time. Many drilling, workover and well-servicing rigs can be moved from one region to another in response to changes in levels of activity and provided market conditions warrant, which may result in an oversupply of rigs in an area. In many markets in which Nabors operates, the number of rigs available for use exceeds the demand for rigs, resulting in price competition. Most drilling and workover contracts are awarded on the basis of competitive bids, which also results in price competition. The land drilling market generally is more competitive than the offshore drilling market because there are larger numbers of rigs and competitors.

     Certain competitors are present in more than one of Nabors' regions, although no one competitor operates in all of these areas. In the US lower 48 states, there are several hundred competitors with smaller national, regional or local rig operations. In the Alaska market, Nabors has three competitors. In Canada and offshore, Nabors competes with several firms of varying size, many of which have more significant operations in those areas than Nabors. Internationally, Nabors competes directly with various competitors at each location where it operates. Nabors believes that the market for land drilling and workover contracts will continue to be competitive for the foreseeable future. Although Nabors believes it has a strong competitive position in the domestic land drilling, workover and well-servicing sector, certain of the our competitors internationally and offshore may be better positioned in certain markets, allowing them to compete more effectively.

  THE NATURE OF NABORS' OPERATIONS PRESENTS INHERENT RISKS OF LOSS THAT, IF NOT INSURED OR INDEMNIFIED AGAINST, COULD ADVERSELY AFFECT ITS RESULTS OF OPERATIONS

     Nabors' operations are subject to many hazards inherent in the drilling, workover and well-servicing industries, including blowouts, cratering, explosions, fires, loss of well control, loss of hole, damaged or lost drilling equipment and damage or loss from inclement weather. Any of these hazards could result in personal injury or death, damage to or destruction of equipment and facilities, suspension of operations, environmental damage and damage to the property of others. Nabors' offshore operations are also subject to the hazards of marine operations including capsizing, grounding, collision, damage from heavy weather or sea conditions and unsound bottom conditions. In addition, Nabors' international operations are subject to risks of war, civil disturbances or other political events. Generally, drilling contracts provide for the division of responsibilities between a drilling company and its customer, and Nabors seeks to obtain indemnification from its customers by contract for certain of these risks. To the extent that Nabors is unable to transfer such risks to customers by contract or indemnification agreements, Nabors seeks protection through insurance, which its management considers to be adequate. However, there is no assurance that such insurance or indemnification agreements will adequately protect Nabors against liability from all of the consequences of the hazards described above. The occurrence of an event not fully insured or indemnified against, or the failure of a customer or insurer to meet its indemnification or insurance obligations, could result in substantial losses to Nabors. In addition, there can be no assurance that insurance will be available to cover any or all of these risks, or, even if available, that it will be adequate or that insurance premiums or other costs will not rise significantly in the future, so as to make such insurance prohibitive. This is particularly of concern in the wake of the September 11 terrorist attacks, which adversely affected an already tightening insurance market. It is likely that, in our upcoming insurance renewals, our premiums and deductibles will be higher, and certain insurance coverage either will be unavailable or considerably more expensive than it has been in the recent past (as is expected to be the case for terrorism coverage, for example).

  THE PROFITABILITY OF NABORS' INTERNATIONAL OPERATIONS COULD BE ADVERSELY AFFECTED BY WAR, CIVIL DISTURBANCE OR ECONOMIC TURMOIL

     Nabors derives a significant portion of its business from international markets, including major operations in Canada, the Middle East, Asia and South and Central America. These operations are subject to various risks, including the risk of war, civil disturbances and governmental activities, that may limit or disrupt markets, restrict the movement of funds or result in the deprivation of contract rights or the taking of property without fair compensation. Nabors has a minor operation in Argentina that has been adversely impacted by the recent economic conditions in that country, but does not believe such impact to be material to its operations or business taken as a whole. In certain countries, Nabors' operations may be subject to the additional risk of fluctuating currency values and exchange controls. In the international markets in which Nabors operates, it is subject to various laws and regulations that govern the operation and taxation of its business and the import and export of its equipment from country to country, the imposition, application and interpretation of which can prove to be uncertain.

  NONCOMPLIANCE WITH GOVERNMENTAL REGULATION OR EXPOSURE TO ENVIRONMENTAL LIABILITIES COULD ADVERSELY AFFECT NABORS' RESULTS OF OPERATIONS

     The drilling of oil and gas wells is subject to various federal, state, local and foreign laws, rules and regulations. The cost to Nabors of compliance with these laws and regulations may be substantial. For example, federal law imposes specific design and operational standards on rigs and platforms. Failure to comply with these requirements could subject Nabors to substantial civil and criminal penalties as well as potential court injunctions. In addition, federal law imposes a variety of regulations on "responsible parties" related to the prevention of oil spills and liability for damages from such spills. Nabors, as an owner and operator of onshore and offshore rigs and transportation equipment, may be deemed to be a responsible party under federal law. In addition, our well-servicing, workover and production services operations routinely involve the handling of significant amounts of waste materials, some of which are classified as hazardous substances. Our operations and facilities are subject to numerous state and federal environmental laws, rules and regulations, including, without limitation, laws concerning the containment and disposal of hazardous substances, oilfield waste and other waste materials, the use of underground storage tanks and the use of underground injection wells. Nabors generally tries to require its customers to contractually assume responsibility for compliance with environmental regulations. However, Nabors is not always successful in shifting all of these risks nor is there any assurance that the applicable customer will be financially able to bear those risks assumed.

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

     Laws protecting the environment generally have become more stringent than in the past and are expected to continue to become more so. Under the Comprehensive Environmental Response, Compensation and Liability Act, also known as CERCLA or Superfund, and related state laws and regulations, liability can be imposed jointly on the entire group of responsible parties or separately on any one of the responsible parties, without regard to fault or the legality of the original conduct on certain classes of persons that contributed to the release of a "hazardous substance" into the environment. Under CERCLA, such persons may be liable for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for the neighboring land owners and other third parties to file claims for personal injury, property damage and recovery of response costs allegedly caused by the hazardous substances released into the environment. We have been notified of our possible responsibility with respect to the cleanup of a federal national priority list site and a state abandoned site, which were formerly operated by parties unrelated to Nabors as oilfield waste disposal facilities. In addition, we have been named as a potentially responsible party with respect to the cleanup of three other sites, which were formerly operated by various parties unrelated to Nabors. Nabors believes that its cost to clean up each of these sites will be less than $100,000. Although at this time information regarding our possible responsibility with respect to cleanup of the federal national priority list site and the state abandoned site has not been fully developed and it is not feasible to predict such outcome with certainty, management is of the opinion that their ultimate resolution should not have a material adverse effect on our financial statements or results of operations.

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

     With respect to our offshore support vessel operations, we are affected by additional governmental regulations. Under the Merchant Marine Act of 1920, as amended, if persons other than U.S. citizens own in the aggregate in excess of 25% of Nabors' outstanding stock, our U.S. flagged vessels would lose the privilege of engaging in the transportation of merchandise in the U.S. coastwise trade. In addition, federal, state and local regulation, as well as certain international conventions and private industry organizations materially affect our offshore support vessel operations. These regulations govern worker health and safety and the manning, construction and operation of vessels. Private industry organizations establish safety criteria and are authorized to investigate vessel accidents and recommend approved safety standards. The failure to comply with the requirements of any of these laws or the rules or regulations of these agencies and organizations could have a material adverse effect on our offshore support vessel operations.

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

  UNDER EXISTING DIVIDEND POLICY, NABORS DOES NOT PAY DIVIDENDS

     As part of Nabors' policy, Nabors has not paid any cash dividends on its common stock since 1982. Nabors does not anticipate that it will pay any cash dividends on its common stock in the foreseeable future.

  BECAUSE NABORS AND ITS OPTION, WARRANT AND CONVERTIBLE SECURITIES HOLDERS HAVE A CONSIDERABLE NUMBER OF SHARES OF COMMON STOCK AVAILABLE FOR ISSUANCE AND RESALE, SIGNIFICANT ISSUANCES OR RESALES IN THE FUTURE MAY ADVERSELY AFFECT THE MARKET PRICE OF NABORS COMMON STOCK

     As of March 13, 2002, there were 400,000,000 authorized shares of Nabors common stock, of which 141,044,155 shares were outstanding. In addition, 29,336,596 shares of Nabors common stock were reserved for issuance pursuant to option and employee benefit plans, 237,800 shares of Nabors common stock were reserved for issuance upon the exercise of outstanding warrants and 16,598,005 shares were reserved for issuance upon conversion or repurchase of outstanding zero coupon convertible debentures. In addition, in connection with our recently announced Enserco acquisition, up to 7,150,000 shares of Nabors common stock could be issuable on exchange of the Canadian exchangeable stock and warrants of a subsidiary that may be issued to Enserco warrant holders, shareholders and option holders electing that payment option (assuming all shareholders, other than Nabors affiliates, elect this option; an exchange ratio of US$0.6928 to Cdn.$1.00; an additional consideration component of Cdn.$0.16 per share; and a stock price of $38.07 per Nabors common share). The exercise price of most of the options is substantially lower than the trading prices of Nabors common stock on that date. Certain of the shares to be issued pursuant to the exercise of options may be "restricted securities," as that term is defined in Rule 144 promulgated under the Securities Act. The sale, or availability for sale, of substantial amounts of Nabors common stock in the public market, whether directly by Nabors or due to the exercise of warrants or options (and, where applicable, sales pursuant to Rule 144) or to the conversion into, or repurchase of debentures using, common stock, could adversely affect the prevailing market price of Nabors common stock and could impair our ability to raise additional capital through the sale of equity securities.

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

  NABORS HAS A SUBSTANTIAL AMOUNT OF DEBT OUTSTANDING

     Nabors had approximately $1.6 billion in debt outstanding at December 31, 2001, resulting in a funded debt-to-capitalization ratio of 0.46:1.00. This ratio is calculated by dividing funded debt by funded debt plus capital. Funded debt is defined as the sum of (1) short-term borrowings, (2) the current portion of long-term obligations and (3) long-term obligations. Capital is defined as stockholders' equity. This ratio is one method for calculating the amount of leverage a company has in relation to its capital.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information called for by this item can be found under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Instruments and Market Risk" on pages 54 and 55 of our 2001 Annual Report and is incorporated into this document by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and the notes thereto, together with the report thereon of PricewaterhouseCoopers LLP, appear on pages 56 through 80 of our 2001 Annual Report and are incorporated herein by reference. With the exception of the specific information expressly incorporated into Items 1, 2, 3, 5, 6, 7, 7A, 8 and 14 of this document, the 2001 Annual Report is not deemed to be filed as part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by this item will be contained in the Nabors Industries, Inc. definitive proxy statement to be distributed in connection with its 2002 annual meeting of stockholders under the captions "Election of Directors" and "Other Executive Officers" and is incorporated into this document by reference.

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

     To our knowledge, based solely on review of the copies of Forms 3 and 4 and amendments thereto furnished to us during 2001 and Form 5 and amendments thereto furnished to us with respect to the year 2001, and written representations that no other reports were required, all Section 16(a) filings required to be made by Nabors' officers, directors and greater than 10% beneficial owners with respect to the fiscal year 2001 were timely filed, except that Mr. Jack Wexler filed one Form 4 with respect to a single sale transaction in February 2002 (rather than October 2001) and Mr. Martin Whitman filed late two Forms 4 with respect to two separate sale transactions during 2001.

ITEM 11.  EXECUTIVE COMPENSATION

     Except as specified in the following sentence, the information called for by this item will be contained in our 2002 proxy statement under the caption "Management Compensation" and is incorporated into this document by reference. Information in Nabors' 2002 proxy statement not deemed to be "soliciting material" or "filed" with the Commission under its rules, including the Report of the Compensation Committee on Executive Compensation, the Report of the Audit Committee and the Five Year Stock Performance Graph, is not deemed to be incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by this item will be contained in Nabors' 2002 proxy statement under the caption "Share Ownership of Management and Principal Shareholders" and is incorporated into this document by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by this item will be contained in Nabors' 2002 proxy statement under the captions "Certain Relationships" and "Compensation Committee Interlocks and Insider Participation" and is incorporated into this document by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

          (1) The consolidated financial statements of Nabors Industries, Inc. and subsidiaries, and notes thereto, are incorporated herein by reference from our 2001 Annual Report commencing from the respective page numbers indicated:

                                                              PAGE NO.
                                                              --------
Report of Independent Accountants...........................     56
Consolidated Balance Sheets.................................     57
Consolidated Statements of Income...........................     58
Consolidated Statements of Cash Flows.......................     59
Consolidated Statements of Changes in Stockholders'
  Equity....................................................     60
Notes to Consolidated Financial Statements..................     62

          (2) Financial Statement Schedules

                                                              PAGE NO.
                                                              --------
Report of Independent Accountants on Financial Statement
  Schedule..................................................    S-1
Schedule II -- Valuation and Qualifying Accounts............    S-2

          All other supplemental schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or related notes.

     (b) Exhibits

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 3.1      Restated Certificate of Incorporation of Nabors Industries,
          Inc. dated March 4, 1997 (Incorporated by reference to the exhibits to Form 10-Q, File No. 1-9245, filed May 16, 1997)
 3.2      Amendment to Restated Certificate of Incorporation of Nabors
          Industries, Inc. dated June 7, 2000 (Incorporated by
          reference to exhibits to Form 8-K, File No. 1-9245, filed
          June 22, 2000)
 3.3      Restated By-Laws of the Nabors Industries, Inc. adopted
          December 4, 1997 (Incorporated by reference to the exhibits to Form 10-K, File No. 1-9245, filed December 29, 1997)
 4.1      Indenture dated as of March 1, 1999 between Nabors
          Industries, Inc., as Issuer, and Norwest Bank Minnesota,
          National Association, as Trustee, in connection with
          $325,000,000 aggregate principal amount of 6.80% Notes due
          2004 (Incorporated by reference to Post-Effective Amendment
          No. 1 to Registration Statement on Form S-3, Registration
          No. 333-25233, filed March 5, 1999)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 4.2      Supplemental Indenture No. 1 dated as of March 1, 1999
          between Nabors Industries, Inc., as Issuer, and Norwest Bank
          Minnesota, National Association, as Trustee, in connection with the 6.80% Notes (Incorporated by reference to
          Post-Effective Amendment No. 1 to Registration Statement on
          Form S-3, Registration No. 333-25233, filed March 5, 1999)
 4.3      Indenture dated as of March 31, 1998 among Pool Energy
          Services Co., the guarantors named therein and Marine
          Midland Bank, as trustee, with respect to $150,000,000
          aggregate principal amount of 8 5/8% Senior Subordinated
          Notes due 2008, Series A and B (Incorporated by reference to the exhibits to Form 10-K, File No. 1-9245, filed March 30,
          2000)
 4.4      Supplemental Indenture dated as of March 31, 1998 among Pool
          Energy Services Co., the guarantors named therein and Marine
          Midland Bank, as trustee (Incorporated by reference to the exhibits to Form 10-K, File No. 1-9245, filed March 30,
          2000)
 4.5      Second Supplemental Indenture dated as of December 1, 1999 among Nabors Holding Company (formerly Pool Energy Services
          Co.), the guarantors named therein and HSBC Bank USA
          (formerly Marine Midland Bank), as trustee (Incorporated by reference to the exhibits to Form 10-K, File No. 1-9245,
          filed March 30, 2000)
 4.6      Third Supplemental Indenture dated as of February 14, 2000 among Nabors Holding Company, the guarantors named therein and HSBC Bank USA (Incorporated by reference to the exhibits to Form 8-K dated February 2, 2000, File No. 1-9245, filed
          February 24, 2000)
 4.7      Indenture dated as of June 20, 2000 between Nabors
          Industries, Inc. and Bank One, N.A., as Trustee, in
          connection with $825,000,000 original principal amount of
          Zero Coupon Convertible Senior Debentures due 2020
          (Incorporated by Reference to the exhibits to Form 8-K, File
          No. 1-9245, filed June 22, 2000)
 4.8      Form of Debenture (contained in Exhibit 4.7)
 4.9      First Supplemental Indenture dated July 5, 2000 between
          Nabors Industries, Inc. and Bank One, N.A., as Trustee, in
          connection with the Zero Coupon Convertible Senior
          Debentures due 2020 (Incorporated by reference to
          Registration Statement on Form S-3, Registration No.
          333-44532, filed August 25, 2000)
 4.10     Registration Rights Agreement dated as of June 15, 2000
          between Nabors Industries, Inc. and the initial purchaser of the Zero Coupon Convertible Senior Debentures due 2020
          (Incorporated by reference to the exhibits to Form 8-K, File
          No. 1-9245, filed June 22, 2000)
 4.11     Indenture dated as of February 5, 2001 between the Nabors
          Industries, Inc. and Bank One, N.A., as Trustee, in
          connection with $1,382,200,000 principal amount at maturity of Zero Coupon Convertible Senior Debentures due 2021
          (Incorporated by reference to Exhibits to Form 10-K, File
          No. 1-9245, filed March 30, 2001)
 4.12     Form of Debenture (contained in Exhibit 4.11)
 4.13     Registration Rights Agreement dated as of January 31, 2000 between Nabors Industries, Inc. and the initial purchaser of the Zero Coupon Convertible Senior Debentures due 2021
          (Incorporated by reference to Exhibits to Form 10-K, File
          No. 1-9245, filed March 30, 2001)
10.1+     1993 Stock Option Plan for Non-Employee Directors
          (Incorporated by reference to Registration Statement on Form
          S-8, Registration No. 33-87322, filed December 29, 1994)
10.2+     1994 Executive Officers Stock Plan (Incorporated by
          reference to Registration Statement on Form S-8,
          Registration No. 333-11313, filed September 3, 1996)
10.3+     1996 Employee Stock Plan (Incorporated by reference to
          Registration Statement on Form S-8, Registration No.
          333-11313, filed September 3, 1996)
10.4+     1994 Executive Stock Option Agreement effective December 28,
          1994 between Nabors Industries, Inc. and Eugene M. Isenberg
          (Incorporated by reference to the exhibits to Form 10-K,
          File No. 1-9245, filed December 29, 1996)
10.5+     1994 Executive Stock Option Agreement effective December 28,
          1994 between Nabors Industries, Inc. and Anthony G. Petrello
          (Incorporated by reference to the exhibits to Form 10-K,
          File No. 1-9245, filed December 29, 1996)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.6+     1994 Executive Stock Option Agreement effective December 28,
          1994 between Nabors Industries, Inc. and Richard A. Stratton
          (Incorporated by reference to the exhibits to Form 10-K,
          File No. 1-9245, filed December 29, 1996)
10.7+     Employment Agreement effective October 1, 1996 between
          Nabors Industries, Inc. and Eugene M. Isenberg (Incorporated
          by reference to the exhibits to Form 10-Q, File No. 1-9245, filed May 16, 1997)
10.8+     Employment Agreement effective October 1, 1996 between
          Nabors Industries, Inc. and Anthony G. Petrello
          (Incorporated by reference to the exhibits to Form 10-Q,
          File No. 1-9245, filed May 16, 1997)
10.9+     Employment Agreement effective October 1, 1996 between
          Nabors Industries, Inc. and Richard A. Stratton
          (Incorporated by reference to the exhibits to Form 10-K,
          File No. 1-9245, filed December 29, 1997)
10.10+    Nabors Industries, Inc. 1996 Chairman's Executive Stock Plan
          (Incorporated by reference to the exhibits to Form 10-K,
          File No. 1-9245, filed December 29, 1997)
10.11+    Nabors Industries, Inc. 1996 Executive Officers Stock Plan
          (Incorporated by reference to the exhibits to Form 10-K,
          File No. 1-9245, filed December 29, 1997)
10.12+    Nabors Industries, Inc. 1996 Executive Officers Incentive
          Stock Plan (Incorporated by reference to the exhibits to
          Form 10-K, File No. 1-9245, filed December 29, 1997)
10.13+    Nabors Industries, Inc. 1997 Executive Officers Incentive
          Stock Plan (Incorporated by reference to the exhibits to
          Form 10-K, File No. 1-9245, filed December 29, 1997)
10.14     Form of Indemnification Agreement entered into between
          Nabors Industries, Inc. and the directors and executive
          officers identified in the schedule thereto (Incorporated by reference to the exhibits to Form 10-K, File No. 1-9245,
          filed December 29, 1997)
10.15     Underwriting Agreement dated March 4, 1999 between Nabors
          and the underwriters named therein (Incorporated by
          reference to the exhibits to Post-Effective Amendment No. 1 to Registration Statement on Form S-3, Registration No.
          333-25233, filed March 5, 1999)
10.16+    Nabors Industries, Inc. 1998 Employee Stock Plan
          (Incorporated by reference to the exhibits to Form 10-K
          dated December 31, 1998, File No. 1-9245, filed March 31,
          1999)
10.17+    Nabors Industries, Inc. 1998 Chairman's Executive Stock Plan
          (Incorporated by reference to the exhibits to Form 10-K
          dated December 31, 1998, File No. 1-9245, filed March 31,
          1999)
10.18+    Nabors Industries, Inc. 1999 Stock Option Plan for
          Non-Employee Directors (Incorporated by reference to the
          exhibits to Form 10-K dated December 31, 1998, File No.
          1-9245, filed March 31, 1999)
10.19+    Amendment to Nabors Industries, Inc. 1999 Stock Option Plan
          for Non-Employee Directors
10.20     1999 Pool Employee/Director Option Exchange Plan
10.21     Plan with respect to Options Originally Granted by Bayard
          Drilling Technologies, Inc. and Assumed by Nabors
          Industries, Inc.
11        Computation of Per Share Earnings
12        Computation of Ratios of Earnings to Fixed Charges
13(1)     2001 Annual Report of Nabors Industries, Inc.
21        Significant Subsidiaries of Nabors Industries, Inc.
23        Consent of Independent Accountants
99.1      Credit Agreement among Nabors Industries, Inc., the
          subsidiary borrowers thereto, Bank of America National Trust and Savings Association, Wells Fargo Bank (Texas) National
          Association and the other financial institutions party
          thereto dated September 5, 1997 (Incorporated by reference to the Exhibits to Form 10-K, File No. 1-9245, filed
          December 29, 1997)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
99.2      Waiver and First Amendment to Credit Agreement dated as of
          March 19, 2001 (Incorporated by reference to the Exhibits to
          Form 10-K, File No. 1-9245, filed March 30, 2001)
99.3      Waiver and Second Amendment to Credit Agreement dated as of
          June 1, 2001

---------------

(1) With the exception of the specific information expressly incorporated into Items 1, 2, 3, 5, 6, 7, 7A, 8 and 14 of this document, the 2001 Annual Report is not deemed to be filed as part of this report.

 +  Management contract or compensatory plan or arrangement

     (c) Reports on Form 8-K

        - Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2002 with regard to the proposed reincorporation from Delaware to Bermuda.

        - Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2002 with regard to the fourth quarter 2001 earnings release.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 18, 2002.

                                          NABORS INDUSTRIES, INC.

                                          By:    /s/ ANTHONY G. PETRELLO
                                            ------------------------------------
                                                    Anthony G. Petrello
                                               President and Chief Operating
                                                           Officer

                                          By:       /s/ BRUCE P. KOCH
                                            ------------------------------------
                                                       Bruce P. Koch
                                                 Vice President -- Finance
                                            (Principal Financial and Accounting
                                                           Officer)

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

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----

              /s/ EUGENE M. ISENBERG                    Chairman and Chief Executive      March 18, 2002
 ------------------------------------------------                 Officer
                Eugene M. Isenberg


             /s/ ANTHONY G. PETRELLO                   President and Chief Operating      March 18, 2002
 ------------------------------------------------                 Officer
               Anthony G. Petrello


             /s/ RICHARD A. STRATTON                           Vice Chairman              March 18, 2002
 ------------------------------------------------
               Richard A. Stratton


                /s/ JAMES L. PAYNE                                Director                March 18, 2002
 ------------------------------------------------
                  James L. Payne


                 /s/ HANS SCHMIDT                                 Director                March 18, 2002
 ------------------------------------------------
                   Hans Schmidt


              /s/ MYRON M. SHEINFELD                              Director                March 18, 2002
 ------------------------------------------------
                Myron M. Sheinfeld


                 /s/ JACK WEXLER                                  Director                March 18, 2002
 ------------------------------------------------
                   Jack Wexler


              /s/ MARTIN J. WHITMAN                               Director                March 18, 2002
 ------------------------------------------------
                Martin J. Whitman

                                                                         ANNEX A

                           GLOSSARY OF DRILLING TERMS

     Abandonment: To stop production of a well and plug the wellbore to prevent any possible future leakage into fresh water.

     Barge Rig: A drilling rig that is placed on a towed barge for shallow inland water, swamp and river applications.

     Block: Any assembly of pulleys on a common framework; in mechanics, one or more pulleys mounted to rotate on a common axis. The crown block is an assembly of pulleys mounted on beams at the top of the derrick or mast. The drilling line is passed through the grooved wheel on the pulley of the crown block alternately with the pulleys of the traveling block, which is raised and lowered in the derrick or mast by the drilling line.

     Blowout: An uncontrolled expulsion of oil, natural gas or water (usually brine) from a well into the atmosphere.

     Blowout Preventer (BOP): A stack of heavy-duty valves placed on top of the casing to control well pressure during drilling.

     Bottomhole Pressure:  Pressure exerted upward by the reservoir formation.

     Cantilever Jackups: Jackups that have the derrick package mounted on steel arms that can be extended out from the hull of the rig. Extension allows for the positioning adjacent to a platform rig for development drilling.

     Cased Hole:  A wellbore in which casing has been installed and cemented.

     Casing: Steel pipe that is installed in the wellbore to protect from cave-in and the migration of formation fluids into the wellbore, or communication between zones.

     Cementing: Filling the space between the casing and the wellbore walls with cement to support the casing, and seal between zones.

     Christmas Tree: An assembly of valves for flow control of production fluids or gasses installed at the top of the casing.

     Completion:  To finish a well and prepare it for production.

     Conductor Casing or Conductor Pipe: Wide-diameter casing installed at the surface prior to rigging up to prevent caving.

     Coring: Taking a sample of the formation or rock to determine its geologic properties.

     Crown Block: Stationary pulley system used to raise or lower drilling equipment for the derrick. Supports the traveling block.

     Crude Oil:  Unrefined petroleum.

     Dayrate: The daily rate paid by an operator to a drilling contractor under a daywork contract.

     Daywork Contract: Drilling contractor is paid by the day. Customer carries majority of the operating risk so long as the drilling contractor meets the basic standards of equipment and personnel performance specified by the contract. (See also turnkey and footage contracts.)

     Derrick: A steel mast used to support the drill string or drilling equipment such as casing.

     Drawworks: Power equipment used for the hoisting of the drilling string via the derrick. Consists of a spool wrapped with wire rope positioned to the side of the derrick with wire traveling up the crown block.

     Drill Bit: A tool located at the end of the drill string used for cutting or boring.

     Drill Collars: Heavy walled steel pipe added to the drill string between the drill pipe and drill bit for additional downward pressure.

     Drill Pipe: Steel pipe used to conduct fluids and torque down to the drill bit. Typically 30 feet in length.

     Drill Stem: All members in the assembly used for rotary drilling from the swivel to the bit, including the kelly, the drill pipe and tool joints, the drill collars, the stabilizers, and various specialty items.

     Drill String: An assembly consisting of drill pipe, drill collars and a drill bit. The drill string serves as a conduit for fluid circulation and torque from the power source.

     Dry Hole:  An unsuccessful exploratory well.

     Electric Rig (SCR): A drilling rig that uses diesel generators to supply power to separate electric motors to power each of the rig's components (silicon-controlled rectifier).

     Exploration Well: A well drilled to either search for an undiscovered pool of hydrocarbons or to define the limits of the hydrocarbon-bearing formation.

     Field: An area representing a group of producing oil and/or natural gas wells.

     Footage Contracts: Operator and contract driller agree to a fixed price per foot drilled.

     Formation: A strata of rock that is composed mainly of the same type of rock.

     Hook: A large, hook-shaped device from which the swivel is suspended. It is designed to carry maximum loads ranging from 100 to 650 tons and turns on bearings in its supporting housing.

     Hook load:  The weight of the drill stem that is suspended from the hook.

     Horizontal drilling: Deviation of the wellbore at least 80(LOGO) from vertical so that the wellbore penetrates a productive formation in a manner parallel to the formation.

     Hydrocarbons: Organic compounds of hydrogen and carbon atoms providing the basis of all petroleum products. Hydrocarbons exist in a solid, liquid or gaseous state.

     Independent Leg Jackups: Jackups with open-truss steel legs with large steel cylinders (spud cans) attached at the bottom for sea floor penetration and stability.

     Jackup Rig: Bottom supported offshore drilling rig consisting of a floating platform that is towed on locations and jacked up above the water on three or four legs. The platform supports the drilling derrick, equipment and crew quarters. (See also independent leg, mat-supported, cantilever and slot jackups.)

     Kelly: A four- or six-sided pipe at the top of the drill string through which rotation is parted.

     Kelly Bushing: A cage with V & square faced rollers which fits the kelly in parting rotation while slowing up and down movement. The kelly pipe fits inside the kelly bushing, which fits inside the master bushing, which fits inside the rotary table. The rotary table creates the torque that is transmitted through the kelly down the drill pipe to the drill bit (versus a top drive system which foregoes all of such components).

     Liner: A string of pipe used to case an open hole below an existing casing.

     Log:  A recording of data.

     Mat-Supported Jackups: Jackups with cylindrical steel legs attached to a flat base. Ideally suited for soft, muddy sea floors.

     Mechanical Rig: A drilling rig where the power generated from combustion engines (diesel) is distributed mechanically (shafts, sprockets, chains and clutches) to the various components of the rig.

     Mud: The liquid circulated through the wellbore during rotary drilling operations. In addition to its function of bringing cuttings to the surface, drilling mud cools and lubricates the drill bit and the drill stem, protects against blowouts by holding back subsurface pressures, and deposits a mud cake on the wall of the wellbore to prevent loss of fluids to the formation.

     Mud Logging: The recording of information derived from examination and analysis of formation cuttings made by the bit and of mud circulated out of the hole.

     Mud Pump: A large high-pressure pump used to circulate the mud on a drilling rig.

     Mud Tank: One of a series of open tanks, usually made of steel plate, through which the drilling mud is cycled to remove sand and fine sediments. Also called mud pits.

     Operator: Organization that obtains (buys or leases) the right to drill and produce oil and/or natural gas from the owner of a specified location. The operator of an oil or gas well or field.

     Operator -- Independent: A person or relatively small organization that engages in the drilling, producing and selling of oil and gas, but has no pipeline or other means of transportation or refining.

     Operator -- Integrated (Majors): A larger organization typically engaged in the drilling, production, transportation and refining of oil and natural gas, as well as the retail sales of oil and gas refined products.

     Operator -- National Oil Company: State-owned organization typically engaged in the drilling, production, transportation and refining of oil and natural gas, as well as the retail sales of oil and gas refined products.

     Organization of Petroleum Exporting Countries (OPEC): An organization formed in 1960 for the intent of negotiating the price and production levels of oil. There are currently twelve members including Saudi Arabia, Kuwait, Iran, Qatar, United Arab Emirates, Algeria, Libya, Nigeria, Venezuela, Indonesia, the Neutral Zone (the area between Saudi Arabia and Kuwait) and Iraq.

     Permeability: The measure of conductivity of fluids through the pores of rock.

     Petroleum: A natural occurring solid, liquid or gaseous substance in the earth containing hydrogen and carbon in various mixtures. Term often refers to oil and does not include natural gas or gas liquids such as propane or butane.

     Platform: A drilling and production platform that is supported by a truss of steel members (a jacket) secured to the ocean floor.

     Platform Rig: Mobile drilling rig packages mounted on production platforms.

     Plugging a Well: To stop the flow of hydrocarbons and/or water by filling the wellbore with cement when the well is abandoned.

     Reservoir: A porous, permeable, subsurface rock formation containing trapped oil, natural gas, or water.

     Rig: The derrick or mast, drawworks and attendant surface equipment of a drilling unit.

     Rig Year: A measure of the number of equivalent rigs operating during a given period. It is calculated as the number of days rigs are operating divided by the number of days in the period. For example, one rig operating 182.5 days during a 365-day period represents .5 rig years, and 100 rigs operating for 33,000 cumulative days, during a 365-day period would equal 90.4 rig years (33,000 divided by 365).

     Rotary Drilling: A drilling method in which a hole is drilled by a rotating bit to which a downward force is applied. The bit is fastened to and rotated by the drill stem, which also provides a passageway through which the drilling fluid is circulated.

     SCR:  See "Electric Rig".

     Slot Jackups: Jackups that have the drilling derrick mounted over a slot in the hull and cannot be used over adjacent structures.

     Spudding the Well:  The initiation of the drilling of a well.

     Swivel: A rotary tool that is hung from the rotary hook and the traveling block to suspend the drill stem and to permit it to rotate freely. It also provides a connection for the rotary hose and a passageway for the flow of drilling fluid into the drill stem.

     Tool Joints: Heavy duty steel couplings used to connect lengths of drill pipe.

     Top Drive: A powered swivel connected directly into the drill stem to provide the necessary torque for the drill bit. Replaces the conventional rotary table and hangs from the hook attached to the traveling block. Allows three lengths of drill pipe to be tripped in and out at a time, and provides makeup and breakup power for the assembly of the drill pipe lengths as well. Generally considered to save time over the rotary table assembly.

     Torque:  A force that causes or attempts to cause a rotation or torsion.

     Traveling Block: Block hanging from the derrick supporting the drill string as it "travels" up and down as it raises and lowers the drill string into the wellbore.

     Trip:  When drill string is pulled and returned to the wellbore.

     Turnkey Contract: Drilling contractor agrees to drill a well to the operator's specifications for a fixed lump sum fee. The contractor carries the majority of the operating risk. (See also dayrate and footage contracts.)

     Utilization: A measure of the portion of the available rig or vessel fleet, as applicable, in use during a given period. It is calculated as rig (or vessel) years divided by total rigs (or vessels) available. For example, if the equivalent rigs (or vessels) years are 100 and the available fleet is 200, the utilization rate is 50%.

     Vessel Year: A measure of the number of equivalent vessels operating during a given period. It is calculated as the number of days vessels are operating divided by the number of days in the period. For example, one vessel operating 182.5 days during a 365-day period represents .5 vessel years.

     Wellbore (Well): The hole created when drilling that serves as the passageway between the surface and the reservoir.

     Wellhead: Flow control equipment located at the top of the casing string at the surface of the wellbore.

     Well-servicing: Maintenance work on a producing well to improve its flow rate. Service typically involves repairing equipment installed during drilling, completion or workover, but may include addition of new equipment. Well-servicing jobs usually take less than 48 hours to complete.

     Wildcat:  An exploratory well drilled in an area unknown or unproven area.

     Workover: Essentially, refurbishment of a well to improve its flow rate. Workover includes any of several operations on a well to restore or increase production when a reservoir stops producing at the rate it should. Many workover jobs involve treating the reservoir rock, rather than the equipment in the well. Workover jobs typically take a few days to several weeks to complete.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Nabors Industries, Inc.:

Our audits of the consolidated financial statements referred to in our report dated January 23, 2002, except for Note 16, as to which the date is March 18, 2002, appearing in the 2001 Annual Report to Shareholders of Nabors Industries, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K), also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

Houston, Texas
January 23, 2002

                            NABORS INDUSTRIES, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                 YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                        BALANCE AT   CHARGED TO   CHARGED TO                   BALANCE AT
                                        BEGINNING    COSTS AND      OTHER                        END OF
            (IN THOUSANDS)              OF PERIOD     EXPENSES     ACCOUNTS     DEDUCTIONS       PERIOD
            --------------              ----------   ----------   ----------   -------------   ----------
2001
  Allowance for doubtful accounts.....    $5,381      $20,757       $   --        $(3,772)(1)   $22,366
  Inventory reserve...................     5,595          527           --         (1,814)(2)     4,308
2000
  Allowance for doubtful accounts.....    $4,988      $ 2,343       $  213        $(2,163)(1)   $ 5,381
  Inventory reserve...................     5,219          391           --            (15)(2)     5,595
1999
  Allowance for doubtful accounts.....    $3,932      $ 1,391       $1,395        $(1,730)(1)   $ 4,988
  Inventory reserve...................     5,226            6           --            (13)(2)     5,219

---------------

(1) Uncollected receivables written off, net of recoveries.

(2) Inventory reserves written off.

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
         10.19+          -- Amendment to Nabors Industries, Inc. 1999 Stock Option
                            Plan for Non-Employee Directors
         10.20           -- 1999 Pool Employee/Director Option Exchange Plan
         10.21           -- Plan with respect to Options Originally Granted by Bayard
                            Drilling Technologies, Inc. and Assumed by Nabors
                            Industries, Inc.
         11              -- Computation of Per Share Earnings
         12              -- Computation of Ratios of Earnings to Fixed Charges
         13(1)           -- 2001 Annual Report of Nabors Industries, Inc.
         21              -- Significant Subsidiaries of Nabors Industries, Inc.
         23              -- Consent of Independent Accountants
         99.3            -- Waiver and Second Amendment to Credit Agreement dates as of June 1, 2001

---------------

(1) With the exception of the specific information expressly incorporated into Items 1, 2, 3, 5, 6, 7, 7A, 8 and 14 of this document, the 2001 Annual Report is not deemed to be filed as part of this report.

 +  Management contract or compensatory plan or arrangement