Form 10-Q
period 2002-03-31
NABORS INDUSTRIES INC
filed 2002-05-15
CIK 798943

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


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
                         COMMISSION FILE NUMBER: 1-9245
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

Yes   X     No
    ----       ----



         The number of shares of Common Stock, par value $.10 per share, outstanding as of April 30, 2002 was 144,125,296.


================================================================================

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES


                                      INDEX

                                                                        PAGE NO.
                                                                        --------
Part I   Financial Information

  Item 1. Financial Statements (Unaudited)

          Consolidated Balance Sheets as of
           March 31, 2002 and December 31, 2001............................... 2
          Consolidated Statements of
           Income for the Three Months Ended
           March 31, 2002 and 2001............................................ 3

          Consolidated Statements of Cash
           Flows for the Three Months Ended
           March 31, 2002 and 2001............................................ 4

          Consolidated Statements of
           Changes in Stockholders' Equity for the Three
           Months Ended March 31, 2002 and 2001............................... 5

          Notes to Consolidated Financial Statements.......................... 6

          Report of Independent Accountants...................................12

  Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations....................13

Part II   Other Information

  Item 1. Legal Proceedings...................................................19

  Item 2. Changes in Securities and Use of Proceeds...........................20

  Item 6. Exhibits and Reports on Form 8-K....................................20

Signatures....................................................................21

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                    MARCH 31,    DECEMBER 31,
                                                                      2002          2001
                                                                  ------------   ------------

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
ASSETS
Current assets:
   Cash and cash equivalents                                      $    166,603   $    198,443
   Marketable securities                                               463,266        343,169
   Accounts receivable, net                                            324,558        361,086
   Inventory and supplies                                               19,216         18,515
   Deferred income taxes                                                27,456         28,145
   Prepaid expenses and other current assets                            84,738         81,588
                                                                  ------------   ------------
    Total current assets                                             1,085,837      1,030,946

Marketable securities                                                  236,489        377,025
Property, plant and equipment, net                                   2,488,689      2,433,247
Goodwill, net                                                          199,193        199,048
Other long-term assets                                                 166,573        111,649
                                                                  ------------   ------------
    Total assets                                                  $  4,176,781   $  4,151,915
                                                                  ------------   ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                              $        536   $      2,510
   Trade accounts payable                                              117,346        131,821
   Accrued liabilities                                                 160,706        168,022
   Income taxes payable                                                 29,023         27,777
                                                                  ------------   ------------
    Total current liabilities                                          307,611        330,130
Long-term debt                                                       1,569,351      1,567,616
Other long-term liabilities                                            106,173        110,902
Deferred income taxes                                                  264,580        285,401
                                                                  ------------   ------------
     Total liabilities                                               2,247,715      2,294,049
                                                                  ------------   ------------
Commitments and contingencies (Note 4)

Stockholders' equity:
   Common stock, par value $.10 per share:
    Authorized common shares 400,000;
       issued 147,897 and 147,711, respectively                         14,790         14,771
   Capital in excess of par value                                    1,124,612      1,091,536
   Accumulated other comprehensive (loss) income                          (577)         3,260
   Retained earnings                                                 1,043,021      1,001,079
   Less treasury stock, at cost, 6,822 common shares                  (252,780)      (252,780)
                                                                  ------------   ------------
    Total stockholders' equity                                       1,929,066      1,857,866
                                                                  ------------   ------------
    Total liabilities and stockholders' equity                    $  4,176,781   $  4,151,915
                                                                  ------------   ------------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                            THREE MONTHS ENDED MARCH 31,
                                                                                2002              2001
                                                                           ------------      ------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues and other income:
  Operating revenues                                                       $    360,805      $    513,834
  Earnings from unconsolidated affiliates                                        10,966            10,247
  Interest income                                                                 9,251            13,260
  Other income, net                                                                 699             9,268
                                                                           ------------      ------------
    Total revenues and other income                                             381,721           546,609
                                                                           ------------      ------------
Costs and other deductions:
  Direct costs                                                                  234,367           323,236
  General and administrative expenses                                            32,666            33,086
  Depreciation and amortization                                                  43,681            43,730
  Interest expense                                                               14,615            12,464
                                                                           ------------      ------------
    Total costs and other deductions                                            325,329           412,516
                                                                           ------------      ------------
Income before income taxes and extraordinary loss                                56,392           134,093
                                                                           ------------      ------------
Income taxes:
  Current                                                                         4,443            14,935
  Deferred                                                                        9,880            36,020
                                                                           ------------      ------------
    Total income taxes                                                           14,323            50,955
                                                                           ------------      ------------
Income before extraordinary loss                                                 42,069            83,138

Extraordinary loss, net of income taxes of $75                                     (127)               --
                                                                           ------------      ------------
Net income                                                                 $     41,942      $     83,138
                                                                           ------------      ------------
Earnings per share:
  Basic:
    Before extraordinary loss                                              $        .30      $        .57
    Extraordinary loss, net                                                          --                --
                                                                           ------------      ------------
    Net income                                                             $        .30      $        .57
                                                                           ------------      ------------
   Diluted:
    Before extraordinary loss                                              $        .28      $        .51
    Extraordinary loss, net                                                          --                --
                                                                           ------------      ------------
    Net income                                                             $        .28      $        .51
                                                                           ------------      ------------
Weighted average number of shares outstanding:
  Basic                                                                         140,970           146,696
                                                                           ------------      ------------
  Diluted                                                                       154,768           170,261
                                                                           ------------      ------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                THREE MONTHS ENDED MARCH 31,
                                                                                   2002              2001
                                                                               ------------      ------------
(IN THOUSANDS)
Cash flows from operating activities:
Net income                                                                     $     41,942      $     83,138
Adjustments to net income:
   Depreciation and amortization                                                     43,681            43,730
   Deferred income taxes                                                              9,880            36,020
   Deferred financing costs amortization                                              1,098               179
   Discount amortization on zero coupon debentures                                    7,597             6,343
   Losses (gains) on disposition of long-term assets                                    106            (4,427)
   Gains on marketable securities                                                    (2,474)           (3,862)
   Foreign currency transaction losses (gains)                                           47              (482)
   Equity in earnings from unconsolidated affiliates, net of dividends               (8,767)          (10,247)
   Loss on early extinguishment of debt, net                                            127                --
   Other                                                                               (164)              205
Increase (decrease), net of effects from acquisitions, from changes in:
   Accounts receivable                                                               32,292           (95,511)
   Inventory and supplies                                                              (702)             (441)
   Prepaid expenses and other current assets                                         (3,772)            2,464
   Other long-term assets                                                             2,835            (7,102)
   Trade accounts payable and accrued liabilities                                   (18,122)            4,240
   Income taxes payable                                                               1,989             3,091
   Other long-term liabilities                                                       (4,275)            4,616
                                                                               ------------      ------------
Net cash provided by operating activities                                           103,318            61,954
                                                                               ------------      ------------
Cash flows from investing activities:
   Purchases of marketable securities, available-for-sale                           (16,970)         (451,570)
   Sales of marketable securities, available-for-sale                                38,717            12,250
   Cash received from dispositions of long-term assets                                  982             7,023
   Cash paid for investment in unconsolidated affiliates                            (52,181)               --
   Capital expenditures                                                            (100,938)         (127,020)
                                                                               ------------      ------------
Net cash used for investing activities                                             (130,390)         (559,317)
                                                                               ------------      ------------
Cash flows from financing activities:
   Decrease in restricted cash                                                          165                18
   Proceeds from long-term borrowings                                                    --           840,338
   Reduction of long-term borrowings                                                 (8,220)           (3,554)
   Debt issuance costs                                                                   --           (12,444)
   Common stock transactions                                                          2,806             3,784
                                                                               ------------      ------------
Net cash (used for) provided by financing activities                                 (5,249)          828,142
                                                                               ------------      ------------
Effect of exchange rate changes on cash and cash equivalents                            481              (194)
                                                                               ------------      ------------
Net (decrease) increase in cash and cash equivalents                                (31,840)          330,585
Cash and cash equivalents, beginning of period                                      198,443           197,312
                                                                               ------------      ------------
Cash and cash equivalents, end of period                                       $    166,603      $    527,897
                                                                               ------------      ------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                                 ACCUMULATED OTHER
                                                                            COMPREHENSIVE INCOME (LOSS)
                                                                            ---------------------------
                                                                             UNREALIZED
                                             COMMON STOCK                      GAINS
                                          ------------------   CAPITAL IN     (LOSSES)      CUMULATIVE
                                          SHARES   PAR VALUE   EXCESS OF   ON MARKETABLE   TRANSLATION
                                                               PAR VALUE     SECURITIES     ADJUSTMENT
                                         -----------------------------------------------------------------
(IN THOUSANDS)

Balances, December 31, 2000               147,155   $ 14,715  $ 1,145,847    $ 15,897         $  (8,803)
                                         -----------------------------------------------------------------
Comprehensive income:
   Net income

   Translation adjustment                                                                        (1,770)
   Unrealized gains on marketable
      securities, net of income taxes:
      Unrealized holding gains arising
         during the period, net of income
         taxes of $2,713                                                        4,620
      Less: reclassification adjustment
         for gains included in net income,
         net of income taxes of $1,685                                         (2,870)
                                         -----------------------------------------------------------------
       Total comprehensive income               -          -            -       1,750            (1,770)
                                         -----------------------------------------------------------------
Issuance of common shares for
  stock options exercised                     245         25        3,759
Tax effect of stock option deductions                              20,079
                                         -----------------------------------------------------------------
     Subtotal                                 245         25       23,838           -                 -
                                         -----------------------------------------------------------------
  Balances, March 31, 2001                147,400   $ 14,740  $ 1,169,685    $ 17,647         $ (10,573)
                                         -----------------------------------------------------------------
Balances, December 31, 2001               147,711   $ 14,771  $ 1,091,536    $ 12,410         $  (9,150)
                                         -----------------------------------------------------------------
Comprehensive income:
   Net income
   Translation adjustment                                                                        (2,745)
   Unrealized gains on marketable
      securities, net of income taxes:
      Unrealized holding gains arising
         during the period, net of
         income taxes of $113                                                     192
      Less: reclassification adjustment
         for gains included in net income,
         net of income taxes of $754                                           (1,284)
                                         -----------------------------------------------------------------
       Total comprehensive income               -          -            -      (1,092)           (2,745)
                                         -----------------------------------------------------------------
Issuance of common shares for
  stock options exercised                     186         19        2,787

Tax effect of stock option deductions                              30,289
                                         -----------------------------------------------------------------
     Subtotal                                 186         19       33,076           -                 -
                                         -----------------------------------------------------------------
Balances, March 31, 2002                  147,897   $ 14,790  $ 1,124,612    $ 11,318         $ (11,895)
                                         -----------------------------------------------------------------

                                                                       TOTAL
                                            RETAINED    TREASURY   STOCKHOLDERS'
                                            EARNINGS      STOCK        EQUITY
                                         -----------------------------------------
(IN THOUSANDS)

Balances, December 31, 2000                 $ 643,629   $  (4,817)    $1,806,468
                                         -----------------------------------------
Comprehensive income:
   Net income                                  83,138                     83,138

   Translation adjustment                                                 (1,770)
   Unrealized gains on marketable
      securities, net of income taxes:
      Unrealized holding gains arising
         during the period, net of income
         taxes of $2,713                                                   4,620
      Less: reclassification adjustment
         for gains included in net income,
         net of income taxes of $1,685                                    (2,870)
                                         -----------------------------------------
       Total comprehensive income              83,138           -         83,118
                                         -----------------------------------------
Issuance of common shares for
  stock options exercised                                                  3,784
Tax effect of stock option deductions                                     20,079
                                         -----------------------------------------
     Subtotal                                       -           -         23,863
                                         -----------------------------------------
  Balances, March 31, 2001                 $  726,767   $  (4,817)    $1,913,449
                                         -----------------------------------------
Balances, December 31, 2001                $1,001,079   $(252,780)    $1,857,866
                                         -----------------------------------------
Comprehensive income:
   Net income                                  41,942                     41,942
   Translation adjustment                                                 (2,745)
   Unrealized gains on marketable
      securities, net of income taxes:
      Unrealized holding gains arising
         during the period, net of income
         taxes of $113                                                       192
      Less: reclassification adjustment
         for gains included in net income,
         net of income taxes of $754                                      (1,284)
                                         -----------------------------------------
       Total comprehensive income              41,942           -         38,105
                                         -----------------------------------------
Issuance of common shares for
  stock options exercised                                                  2,806

Tax effect of stock option deductions                                     30,289
                                         -----------------------------------------
     Subtotal                                       -           -         33,095
                                         -----------------------------------------
Balances, March 31, 2002                   $1,043,021   $(252,780)     1,929,066
                                         -----------------------------------------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    NABORS INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information

         Our unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, or US GAAP. Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been omitted. Therefore, these financial statements should be read along with our Annual Report on Form 10-K for the year ended December 31, 2001.
         In our management's opinion, the consolidated financial statements contain all adjustments necessary to present fairly our financial position as of March 31, 2002, and the results of our operations, the consolidated statements of changes in stockholders' equity and of cash flows for each of the three-month periods ended March 31, 2002 and 2001 in accordance with US GAAP. Interim results for the three months ended March 31, 2002 may not be indicative of results that will be realized for the full year ending December 31, 2002.
         Our independent accountants have performed a review of, and issued a report on, these consolidated interim financial statements in accordance with standards established by the American Institute of Certified Public Accountants. Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of any registration statement prepared or certified within the meanings of Sections 7 and 11 of the Securities Act.

Principles of Consolidation

         Our consolidated financial statements include the accounts of Nabors and all majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. Certain immaterial reclassifications have been made to prior periods to conform to the current period presentation with no effect on our consolidated financial position, results of operations or cash flows.
         Investments in entities where we have the ability to exert significant influence, but where we do not control their operating and financial policies, are accounted for using the equity method. Our share of the net income of these entities is recorded as earnings from unconsolidated affiliates in the consolidated statements of income, and our investment in these entities is carried as a single amount in the consolidated balance sheets.
         Investments in net assets of affiliated entities accounted for using the equity method totaled $109.9 million and $55.1 million as of March 31, 2002 and December 31, 2001, respectively, and are included in other long-term assets in the consolidated balance sheets (Note 2).

Property, Plant and Equipment

         Effective October 1, 2001, we changed the depreciable lives of our drilling and workover rigs from 4,200 to 4,900 active days, our jackup rigs from 4,200 to 8,030 active days and certain other drilling equipment lives to better reflect the estimated useful lives of these assets. The effect of this change in accounting estimate was accounted for on a prospective basis beginning October 1, 2001 and increased net income by approximately $5.6 million ($.04 per diluted share) for the current quarter.

Foreign Currency Risk

         We operate in a number of international areas and are involved in transactions denominated in currencies other than US dollars, which exposes us to foreign exchange rate risk. The most significant exposures arise in connection with our operations in Canada and Saudi Arabia, which usually are substantially unhedged. There may be additional exposure from long term Riyal-denominated contracts in Saudi Arabia which are being converted to US dollar-denominated contracts upon renewal.
         At various times, we utilize local currency borrowings (foreign currency denominated debt) and the payment structure of customer contracts to selectively hedge our exposure to exchange rate fluctuations in connection with monetary assets, liabilities and cash flows denominated in certain foreign currencies. We do not hold or issue foreign exchange contracts or other derivative instruments for speculative purposes. A foreign exchange contract is a foreign currency transaction, defined as an agreement to exchange different currencies at a given future date and at a specified rate.
         On March 26, 2002, we entered into two foreign exchange contracts with a total notional value of Cdn. $115.9 million and maturity dates of April 29, 2002. The notional amounts of these contracts were used to fund the cash portion of the Enserco acquisition purchase price (Note 2). The notional amounts of these contracts represent the amount of foreign currency purchased at maturity and do not represent our exposure on these contracts. Although such contracts served as an economic hedge against our foreign currency risk related to the acquisition cost, we accounted for these contracts as speculative under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" and therefore marked them to market as of March 31, 2002. We recognized this contract as a current liability in our March 31, 2002 balance sheet. We estimated the fair value of the contracts using the foreign exchange rate at the end of the period, with the associated gain or loss being reported in the consolidated statements of income. As of March 31, 2002, we recognized a loss of approximately US $.2 million related to these contracts. Additionally, on April 9, 2002, we entered into a third foreign exchange contract with a notional value of Cdn. $50.0 million maturing April 29, 2002. Upon maturity of these foreign exchange contracts on April 29, 2002, we recognized a gain of approximately US $1.8 million, which will be included in our second quarter statement of income.

Recent Accounting Pronouncements

         SFAS 142, "Goodwill and Other Intangible Assets", addresses the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are: (1) goodwill and intangible assets with indefinite lives will no longer be amortized; (2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and (3) the amortization period for those intangible assets with finite lives will no longer be limited to 40 years.
         We adopted SFAS 142 effective January 1, 2002, as required, and no longer record goodwill amortization expense. The effect of this change would have increased net income by approximately $1.1 million ($.01 per diluted share) for the prior year quarter. We will perform our initial goodwill impairment assessment by June 30, 2002, and as part of that assessment, we will identify our reporting units and determine the aggregate carrying values and fair values of all such reporting units. To the extent the carrying value of a reporting unit exceeds its related fair value, we will perform the second step of the SFAS 142 impairment test, by December 31, 2002, by comparing the implied fair value of the reporting unit goodwill to its related carrying value, both of which would be measured at the January 1, 2002 adoption date. Any loss resulting from our transitional goodwill impairment test will be recorded as a change in accounting principle, effective January 1, 2002. We have not yet determined what effect this goodwill impairment test will have on our financial position and results of operations; however, we expect to complete our assessment during the second quarter of 2002.
         We adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective January 1, 2002, as required. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Due to the nature of our business, this new accounting pronouncement had no impact on our reported results of operations or financial position.
         In May 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Due to the nature of our business, FASB 44, 64 and Amendment of FASB 13 are not applicable. SFAS 145 eliminates SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt" and states that gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". APB 30 defines extraordinary items as events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. We will adopt SFAS 145, effective April 1, 2002 and accordingly, will no longer classify gains and losses from extinguishment of debt as extraordinary items and will reclassify to other income any similar extraordinary items that had been recorded in prior accounting periods.

NOTE 2  ACQUISITIONS

         On March 18, 2002, we acquired, for cash, 20.5% of the issued and outstanding shares of Enserco Energy Services Company, Inc. ("Enserco"), a Canadian publicly-held corporation, for Cdn. $15.50 per share for a total price of Cdn. $83.2 million (US $52.2 million). At March 31, 2002, the investment was accounted for using the equity method of accounting.
         On April 26, 2002, we completed our acquisition of Enserco by purchasing their remaining outstanding shares for Cdn. $15.6529 per share by paying cash of Cdn. $100.1 million (US $63.9 million) and by issuing 2,638,526 shares of Nabors common stock and 910,556 shares of exchangeable stock of Nabors Exchangeco (Canada) Inc. that can be exchanged for Nabors common stock on a one-for-one basis. The value of the Nabors and Nabors Exchangeco shares issued totaled Cdn. $254.4 million, or US $162.8 million. Enserco's results of operations were accounted for using the equity method of accounting from March 18, 2002 to April 25, 2002, and we will consolidate these operations commencing on April 26, 2002.
         Enserco provides land drilling, well-servicing and workover services in Canada and operates a fleet of 193 well-servicing rigs and 30 drilling rigs. The Enserco acquisition increases our position in Canada with assets that are relatively new and in excellent condition, allowing us to provide services to many of our key US customers who have increased their presence in Canada as it has become even more strategic to the North American gas supply market.

NOTE 3  LONG-TERM DEBT

         During the quarter ended March 31, 2002, we purchased $.6 million face value of our Pool 8-5/8% senior subordinated notes due April 2008 in the open market at a price of 108%. In addition, we purchased $4.7 million face value of our 6.8% senior unsecured notes due April 2004 in the open market at a price of 104%. Upon settlement of these transactions, we paid $5.7 million and recognized an extraordinary loss, net of income taxes, of approximately $.1 million, resulting from the repurchases of these notes at higher prices than the amounts recorded on our books. Additionally, we made a $2.5 million scheduled principal payment relating to our medium-term notes due June 2003.

NOTE 4  COMMITMENTS AND CONTINGENCIES

Capital Expenditures

         As of March 31, 2002, we had outstanding capital expenditure purchase commitments of approximately $23.0 million primarily for rig-related enhancing and sustaining capital expenditures.

Contingencies

         Nabors is self-insured for certain losses relating to workers' compensation, general liability, property damage and employee medical benefits. Effective April 1, 2002, our exposure (i.e. our deductible) per occurrence ranges from $1.0 million for workers' compensation to between $2.0 million and $5.0 million for employer liability, Jones Act and general liability and $10.0 million for rig physical damage. We have purchased stop-loss coverage in order to limit, to the extent feasible, our aggregate exposure to certain physical damage claims. There is no assurance that such coverage will adequately protect Nabors against liability from all potential consequences.
         In "Verdin v. R&B Falcon Drilling USA, Inc., et al.," Civil Action No. G-00-488, in the United States District Court for the Southern District of Texas, Galveston Division, the class action lawsuit against our offshore drilling subsidiaries alleging, among other things, conspiracy to depress wages and benefits paid to our offshore employees, we have reached a settlement, which was approved by the court on April 22, 2002. The settlement payment is expected to be made in the second quarter, absent any appeal. The settlement amounts to be paid by Nabors' subsidiaries are not material to such subsidiaries or to Nabors. In the event the settlement is not finalized, Nabors continues to believe the allegations in this lawsuit are without merit and Nabors' subsidiaries will defend vigorously the claims brought against them. In such event, we are unable, however, to predict the outcome of this lawsuit or the costs to be incurred in connection with its defense and there can be no assurance that this litigation will be resolved in our favor. An adverse result or prolonged litigation could have an adverse effect on the financial position, cash flows or results of operations of Nabors.
         Nabors and its subsidiaries are defendants or otherwise involved in a number of other lawsuits in the ordinary course of their business. In the opinion of management, Nabors' ultimate liability with respect to these pending lawsuits is not expected to have a significant or material adverse effect on Nabors' consolidated financial position, cash flows or results of operations.

NOTE 5  EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows:

                                                                       THREE MONTHS ENDED MARCH 31,
                                                                              (IN THOUSANDS,
                                                                         EXCEPT PER SHARE AMOUNTS)

                                                                           2002             2001
                                                                       ------------     ------------
Net income (numerator):
  Income before extraordinary loss                                     $     42,069     $     83,138
  Extraordinary loss, net                                                      (127)              --
                                                                       ------------     ------------
     Net income - basic                                                      41,942           83,138
     Add interest expense on assumed conversion of our
     zero coupon convertible senior debentures, net of tax (1):
       $825 million due 2020                                                  1,873            1,997
       $1.381 billion due 2021                                                   --            2,000
                                                                       ------------     ------------
     Adjusted net income - diluted                                     $     43,815     $     87,135
                                                                       ------------     ------------

Earnings per share:
  Basic:
     Before extraordinary loss                                         $        .30     $        .57
     Extraordinary loss, net                                                     --               --
                                                                       ------------     ------------
     Net income                                                        $        .30     $        .57
                                                                       ------------     ------------

  Diluted:
     Before extraordinary loss                                         $        .28     $        .51
     Extraordinary loss, net                                                     --               --
                                                                       ------------     ------------
     Net income                                                        $        .28     $        .51
                                                                       ------------     ------------

Shares (denominator):
  Weighted average number of shares outstanding - basic                     140,970          146,696
  Net effect of dilutive stock options and warrants based
     on the treasury stock method                                             5,691            8,735
  Assumed conversion of our zero coupon convertible senior
     debentures (1):
       $825 million due 2020                                                  8,107            8,859
       $1.381 billion due 2021                                                   --            5,971
                                                                       ------------     ------------
  Weighted average number of shares outstanding - diluted                   154,768          170,261
                                                                       ------------     ------------

(1) Diluted earnings per share for 2001 reflects the assumed conversion of our $825 million and $1.381 billion zero coupon convertible senior debentures, as the conversion in that period would have been dilutive. Diluted earnings per share for 2002 reflects the assumed conversion of our $825 million zero coupon convertible senior debentures, as the conversion in that period would have been dilutive. The conversion of our $1.381 billion zero coupon convertible senior debentures is not assumed in 2002, as the conversion in that period would have been anti-dilutive.

NOTE 6  SUPPLEMENTAL INCOME STATEMENT INFORMATION

        Other income, net includes the following:

                                              THREE MONTHS ENDED MARCH 31,
                                              ----------------------------
                                                 2002            2001
                                              -----------     -----------
                                                     (IN THOUSANDS)

Gains on marketable securities                $    2,474      $    3,862
(Losses) gains on disposition of long-
   term assets                                      (106)          4,427
Foreign currency (losses) gains                      (47)            482
Reorganization expense                            (2,042)              -
Other                                                420             497
                                              -----------     -----------
                                              $      699      $    9,268
                                              -----------     -----------

NOTE 7  SEGMENT INFORMATION

        The following table sets forth financial information with respect to our reportable segments:

                                                                           THREE MONTHS ENDED MARCH 31,
                                                                             2002                2001
                                                                         ------------        ------------
                                                                                   (IN THOUSANDS)
Operating revenues and Earnings from unconsolidated affiliates:
   Contract drilling (1)                                                 $    343,624        $    486,485
   Manufacturing and logistics (2)                                             39,461              64,434
   Other (3)                                                                  (11,314)            (26,838)
                                                                         ------------        ------------
       Total                                                             $    371,771        $    524,081
                                                                         ------------        ------------
 Income derived from operating activities (4):
   Contract drilling (1)                                                 $     61,170        $    113,211
   Manufacturing and logistics (2)                                              9,206              22,932
   Other (5)                                                                   (9,319)            (12,114)
                                                                         ------------        ------------
      Total                                                              $     61,057        $    124,029
   Interest expense                                                           (14,615)            (12,464)
   Interest income                                                              9,251              13,260
   Other income, net                                                              699               9,268
                                                                         ------------        ------------
      Income before income taxes and extraordinary loss                  $     56,392        $    134,093
                                                                         ------------        ------------

                                                                           MARCH 31,          DECEMBER 31,
                                                                             2002                2001
                                                                         ------------        ------------
Total assets:
   Contract drilling (6)                                                 $  2,931,556        $  2,872,534
   Manufacturing and logistics (7)                                            311,078             311,629
   Other (5)                                                                  934,147             967,752
                                                                         ------------        ------------
      Total assets                                                       $  4,176,781        $  4,151,915
                                                                         ------------        ------------

(1) Includes Earnings from unconsolidated affiliates, accounted for by the equity method, of $6.5 million and $4.3 million, for the three months ended March 31, 2002 and 2001, respectively.
(2) Includes Earnings from unconsolidated affiliates, accounted for by the equity method, of $4.5 million and $5.9 million, for the three months ended March 31, 2002 and 2001, respectively.
(3)  Includes the elimination of inter-segment manufacturing and logistics sales.
(4) Income derived from operating activities is computed by: subtracting direct costs, general and administrative expenses, and depreciation and amortization expense from Operating revenues and then adding Earnings from unconsolidated affiliates. Such amounts should not be used as a substitute to those amounts reported under accounting principles generally accepted in the United States of America. However, management does evaluate the performance of its business units and the consolidated company based on income derived from operating activities because it believes that this financial measure is an accurate reflection of the ongoing profitability of our company.
(5) Includes the elimination of inter-segment transactions and unallocated corporate expenses, assets and capital expenditures.
(6) Includes $74.9 million and $22.3 million of investments in unconsolidated affiliates, accounted for by the equity method, at March 31, 2002 and December 31, 2001, respectively.
(7) Includes $35.0 million and $32.8 million of investments in unconsolidated affiliates, accounted for by the equity method, at March 31, 2002 and December 31, 2001, respectively.

NOTE 8  PROPOSED CORPORATE RESTRUCTURING

         In January 2002, our Board of Directors approved an Agreement and Plan of Merger which would change Nabors' place of incorporation from Delaware to Bermuda. If approved by the shareholders, the reorganization will be accomplished through the merger of a newly formed Delaware subsidiary owned by Nabors Industries Ltd., a Bermuda company ("Nabors Bermuda"), into Nabors. Nabors will be the surviving company in the merger and become a wholly-owned, indirect subsidiary of Nabors Bermuda. As a result of the merger, all outstanding shares of Nabors common stock will automatically convert into the right to receive Nabors Bermuda common shares so that the shareholders of Nabors on the date of the merger will own shares in a Bermuda company rather than a Delaware corporation.

         The reorganization is subject to the receipt of certain regulatory and shareholder approvals. The matter will be presented to our shareholders for approval on June 14, 2002. If approved by the shareholders, the reincorporation should be effected in the second quarter of 2002.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Nabors Industries, Inc.:

We have reviewed the accompanying consolidated balance sheets of Nabors Industries, Inc. and its subsidiaries as of March 31, 2002, and the related consolidated statements of income, cash flows and changes in stockholders' equity for each of the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of income, cash flows and changes in stockholders' equity for the year then ended (not presented herein), and in our report dated January 23, 2002, except for Note 16, as to which the date is March 18, 2002, we expressed an unqualified opinion on those consolidated financial statements.




PRICEWATERHOUSECOOPERS LLP
Houston, Texas
April 17, 2002
Except for Notes 1 and 2, as to which the date is April 29, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

         Operating revenues and Earnings from unconsolidated affiliates for the first quarter of fiscal year 2002 totaled $371.8 million, representing a decrease of $152.3 million, or 29%, as compared to the prior year period. Current quarter income derived from operating activities and net income totaled $61.1 million and $41.9 million ($.28 per diluted share), respectively, representing decreases of 51% and 50% compared to the prior year period. Income derived from operating activities is computed by: subtracting direct costs, general and administrative expenses, and depreciation and amortization expense from Operating revenues and then adding Earnings from unconsolidated affiliates.
         The reduction in the current quarter's results is a reflection of the continued weakness in the price of natural gas and oil that began in the second half of 2001. Natural gas prices (per the Bloomberg average US natural gas spot price), which averaged $2.46 per mcf during the first three months of 2002, were down significantly from $6.22 per mcf during the prior year period. Oil prices (per the Bloomberg average West Texas Intermediate crude oil spot price) averaged $21.58 per barrel during the first three months of 2002, down from $28.75 per barrel during the prior year period. The corresponding decline in our rig activity resulted in declining overall profitability for Nabors. These lower activity levels have been experienced by most of our business units, with the sharpest decline coming from our US Lower 48 land drilling business, as the number of working rigs and their average dayrates and gross margins continued to decrease. The decrease in North American land drilling activity is illustrated by the drilling industry's lower total US active land rig count, which averaged 679 rigs during the three months ended March 31, 2002 compared to 950 rigs during the three months ended March 31, 2001. Similarly, Nabors US Lower 48 equivalent rig years averaged 107.7 years during the three months ended March 31, 2002 compared to 221.0 years during the prior year period. (Rig years represents a measure of the number of equivalent rigs operating during a given period. For example, one rig operating 182.5 days during a 365-day period represents 0.5 rig years). Additionally, the drilling industry's Canadian land and US offshore rig counts have decreased by 26% and 28%, respectively, as compared to the three months ended March 31, 2001.
         In the near term, we expect further decline in our consolidated results with lower rig activity and average gross margins in our US land drilling operation and continued weakness in the Gulf of Mexico. The outlook in Canada has deteriorated with the seasonal thaw and a weaker than expected industry outlook in the near months. Additionally, our Alaskan business also expects to see a seasonal drop in the second quarter with the cessation of winter exploration activity and scaled back activity in existing field development programs. However, we anticipate further improvements in our international business with a number of further rig deployments particularly in the Middle East and continued strong bid prospects. Despite this negative near term outlook, we have been encouraged by the recent increases in the prices of both natural gas and oil that began in March 2002 and we continue to believe the longer term outlook for our North American and International businesses is quite strong, although the exact pace and timing of the pending recovery in North America is unclear.

    The following tables set forth certain information with respect to our reportable segments, rig, vessel and well-servicing activity, and certain industry data:

                                                                   THREE MONTHS ENDED MARCH 31,

                                                                                             INCREASE
                                                       2002              2001               (DECREASE)
                                                 ------------      ------------      -------------------------
                                                                (IN THOUSANDS, EXCEPT PERCENTAGES)
Reportable segments:
    Operating revenues and Earnings from
       unconsolidated affiliates:
       Contract drilling (1)                     $    343,624      $    486,485      $   (142,861)       (29%)
       Manufacturing and logistics (2)                 39,461            64,434           (24,973)       (39%)
       Other (3)                                      (11,314)          (26,838)           15,524         58%
                                                 ------------      ------------      ------------
          Total                                  $    371,771      $    524,081      $   (152,310)       (29%)
                                                 ------------      ------------      ------------

    Income derived from operating activities(4):
       Contract drilling (1)                     $     61,170      $    113,211      $    (52,041)       (46%)
       Manufacturing and logistics (2)                  9,206            22,932           (13,726)       (60%)
       Other (5)                                       (9,319)          (12,114)            2,795         23%
                                                 ------------      ------------      ------------
          Total                                  $     61,057      $    124,029      $    (62,972)       (51%)
                                                 ------------      ------------      ------------

--------------
(1) Includes Earnings from unconsolidated affiliates, accounted for by the equity method, of $6.5 million and $4.3 million, for the three months ended March 31, 2002 and 2001, respectively.
(2) Includes Earnings from unconsolidated affiliates, accounted for by the equity method, of $4.5 million and $5.9 million, for the three months ended March 31, 2002 and 2001, respectively.
(3)  Includes the elimination of inter-segment manufacturing and logistics sales.
(4) Income derived from operating activities is computed by: subtracting direct costs, general and administrative expenses, and depreciation and amortization expense from Operating revenues and then adding Earnings from unconsolidated affiliates. Such amounts should not be used as a substitute to those amounts reported under accounting principles generally accepted in the United States of America. However, management does evaluate the performance of its business units and the consolidated company based on income derived from operating activities because it believes that this financial measure is an accurate reflection of the ongoing profitability of our company.
(5) Includes the elimination of inter-segment transactions and unallocated corporate expenses.

                                                                THREE MONTHS ENDED MARCH 31,
                                                                                             INCREASE
                                                          2002            2001               (DECREASE)
                                                      ------------    ------------       -----------------
Rig activity (1):
    Rig years (2)                                            213.2           345.1        (131.9)     (38%)
    Rig utilization                                            43%             60%          (17%)     (28%)

Vessel activity:
    Vessel years (3)                                          16.5            25.8          (9.3)     (36%)
    Vessel utilization                                         49%             76%          (27%)     (36%)

Well-servicing activity:
    Well-servicing hours (4)                               400,000         479,000       (79,000)     (16%)
    Well-servicing utilization                                 55%             70%          (15%)     (21%)

(1) Excludes labor contracts and domestic land well-servicing rigs. Includes percentage ownership of rigs from unconsolidated affiliates.
(2) Rig years represents a measure of the number of equivalent rigs operating during a given period. For example, one rig operating 182.5 days during a 365-day period represents 0.5 rig years.
(3) Vessel years represents a measure of the number of equivalent vessels operating during a given period. For example, one vessel operating 182.5 days during a 365-day period represents 0.5 vessel years.
(4) Well-servicing hours represents the total number of hours that our US well-servicing rig fleet operated during the period.

                                                                 THREE MONTHS ENDED MARCH 31,
                                                                                          INCREASE
                                                        2002            2001             (DECREASE)
                                                     ------------   -------------   ----------------------
 Industry data:
    Commodity prices:
        Average US natural gas spot
           price ($/mcf) (1)                              $2.46           $6.22       $(3.76)      (60%)
        Average West Texas intermediate crude
           oil spot price ($/bbl) (1)                    $21.58          $28.75       $(7.17)      (25%)
   Rig count data:
        Average US land rig count (2)                       679             950         (271)      (29%)
        Average International land rig count (2)            507             517          (10)       (2%)
        Average Canadian land rig count (2)                 377             510         (133)      (26%)
        Average US offshore rig count (2)                   121             168          (47)      (28%)

-------------
(1)  Source:  Bloomberg
(2)  Source:  Baker Hughes

         Contract drilling. This segment includes our drilling, workover and well-servicing operations, on land and offshore. First quarter 2002 Operating revenues and Earnings from unconsolidated affiliates for the contract drilling segment totaled $343.6 million and income derived from operating activities totaled $61.2 million, representing decreases of 29% and 46%, respectively, compared to the prior year quarter. Equivalent rig years (excluding labor contracts and domestic land well-servicing rigs) decreased to 213.2 years during the first quarter of 2002 from an average of 345.1 years during the prior year quarter. Our contract drilling operations, with the exception of our Alaska and International operations, experienced lower revenues in the first quarter of 2002 compared to the prior year period due to decreased drilling, workover and well-servicing activity resulting from lower US natural gas and oil prices.
         Alaskan revenues increased during the current quarter due to higher equivalent rig years and higher average dayrates primarily due to a higher level of winter exploration. Equivalent rig years in Alaska increased to 11.3 years during the current quarter from 10.7 years in the prior year quarter.
         US Lower 48 drilling revenues decreased dramatically during the current quarter due to the continued deterioration in North American gas rig activity, caused by the prolonged decline in natural gas prices, which resulted in lower dayrates and significantly lower equivalent rig years. US Lower 48 equivalent rig years decreased to 107.7 years during the current quarter from 221.0 years during the prior year quarter.
         US Land well-servicing revenues decreased during the current quarter due to decreased activity primarily resulting from lower oil prices and, to a lesser extent, lower natural gas prices. The lower activity was partially offset by higher average dayrates. US land well-servicing hours decreased to 400,000 hours during the current quarter from 479,000 hours during the prior year quarter.
         US Offshore revenues decreased during the current quarter due to decreased drilling activity resulting from lower natural gas and oil prices. Offshore equivalent rig years decreased to 14.9 years during the current quarter from 31.4 years during the prior year quarter.
         Canadian revenues decreased during the current quarter due to decreased demand for natural gas drilling services throughout the Canadian market resulting from lower natural gas prices. This was partially offset by the revenue provided from the Command Drilling rigs acquired in November 2001 and higher average dayrates. Equivalent rig years in Canada were 27.0 years during the current quarter down from 29.1 years in the prior year quarter.
         International revenues increased during the current quarter due to higher average dayrates. Operations improved in our Middle East operations, primarily in Saudi Arabia, and in our Africa operations, primarily in Algeria and the Congo. International equivalent rig years totaled 52.3 years during the current quarter compared to 52.9 years during the prior year quarter.

         Manufacturing and logistics. This segment includes our supply vessel, top drive manufacturing, rig instrumentation and software, and construction and transportation operations. Manufacturing and logistics Operating revenues and Earnings from unconsolidated affiliates were $39.5 million during the current quarter, representing a decrease of $25.0 million, or 39%, compared with the prior year quarter. Income derived from operating activities for this segment decreased to $9.2 million compared to $22.9 million, representing a decrease of 60% compared to the prior year quarter. Decreases in this segment resulted primarily from decreased top drive sales and lower equivalent vessel years for our supply vessel operation. Equivalent supply vessel years decreased to 16.5 years during the current quarter from 25.8 years during the prior year quarter.

         Other Financial Information. Our gross margin percentage decreased to 35% in the current period from 37% in the prior year period. This percentage is calculated by dividing gross margin by operating revenues. Gross margin is calculated by subtracting direct costs from operating revenues. The decrease in our gross margin percentage during the three months ended March 31, 2002 is primarily due to lower average dayrates in our US Lower 48 drilling and US Offshore operations.
         General and administrative expenses decreased by $.4 million, or 1%, in the current quarter compared to the prior year period due to decreased rig activity. As a percentage of operating revenues, general and administrative expenses increased during the current quarter as compared to the prior period (9.1% vs. 6.4%) as these expenses were spread over a smaller revenue base.
         Depreciation and amortization expense decreased by $.05 million, or less than 1%, in the current quarter compared to the prior year period. Effective January 1, 2002, we adopted SFAS 142, "Goodwill and Other Intangible Assets", and we no longer amortize goodwill. The effect of this change would have increased net income by approximately $1.1 million ($.01 per diluted share) for the prior year quarter. In addition, effective October 1, 2001, we changed the depreciable lives of our drilling and workover rigs from 4,200 to 4,900 active days, our jackup rigs from 4,200 to 8,030 active days and certain other drilling equipment lives to better reflect the estimated useful lives of these assets. The effect of this change in accounting estimate was accounted for on a prospective basis beginning October 1, 2001 and increased net income by approximately $5.6 million ($.04 per diluted share) for the current quarter. Depreciation expense also decreased due to lower rig utilization. Partially offsetting these items was an increase in depreciation expense related to capital expenditures made subsequent to March 31, 2001.
         Interest expense increased during the current quarter due to a higher average amount of debt outstanding, resulting from our $1.381 billion zero coupon convertible senior debentures issued in February 2001, partially offset by the debt buyback that occurred in December 2001. Interest income decreased during the current quarter due to a significant decrease in interest rates earned on our investments resulting from the overall lower interest rate environment, in addition to a lower average balance invested as compared to the prior year period.
         Other income decreased during the current quarter due to lower gains on disposition of long-term assets and marketable securities. During the current quarter, we recorded unrealized holding gains on marketable securities classified as trading totaling $.2 million and realized net gains on sales of marketable securities totaling $2.2 million. In addition, we recorded approximately $2.0 million in professional and filing fees relating to our proposed corporate restructuring which would change Nabors' place of incorporation from Delaware to Bermuda (discussed below under "Liquidity and Capital Resources").
         Our effective tax rate was 25% during the current quarter compared to 38% in the comparable prior year period. This lower effective tax rate is primarily due to a higher proportion of our earnings being generated from our International operations that are generally taxed at lower effective tax rates than our US operations.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2002, we have cash and cash equivalents and investments in marketable securities totaling $866.4 million. In addition, we generate significant cash from operations over the course of a twelve-month period. We also have substantial borrowing capacity under various credit facility arrangements, and have access to public debt and equity capital markets. Our ability to raise money in the public markets is enhanced by our senior unsecured debt ratings as provided by Moody's Investor Service and Standard & Poor's which are currently "A3" and "A-", respectively.
         We had working capital of $778.2 million as of March 31, 2002, representing a $77.4 million increase compared to December 31, 2001. The increase in working capital is primarily attributable to the increase in short-term marketable securities and decrease in accounts payable, partially offset by decreases in cash and accounts receivable.
         Our funded debt to capital ratio was 0.45:1 as of March 31, 2002, compared to 0.46:1 as of December 31, 2001. Our net funded debt to capital ratio was 0.27:1 as of March 31, 2002, compared to 0.26:1 as of December 31, 2001. Funded debt to capital ratio is calculated by dividing funded debt by funded debt plus capital. Funded debt is defined as the sum of (1) short-term borrowings, (2) current portion of long-term debt and (3) long-term debt. Capital is defined as stockholders' equity. The net funded debt to capital ratio considers cash and cash equivalents, short-term marketable securities and long-term marketable securities as an additional offset against funded debt. This ratio is calculated by dividing net funded debt by net funded debt plus capital. Both of these ratios are a method for calculating the amount of leverage a company has in relation to its capital. Our interest coverage ratio was 11.4:1 as of March 31, 2002, compared to 13.1:1 as of December 31, 2001. The interest coverage ratio is computed by calculating the sum of earnings before interest expense, income taxes, and depreciation and amortization expense (EBITDA) and then dividing by interest expense. The ratio is a method for calculating the amount of cash flows available to cover interest expense.
         During the quarter ended March 31, 2002, we purchased $.6 million face value of our Pool 8-5/8% senior subordinated notes due April 2008 in the open market at a price of 108%. In addition, we purchased $4.7 million face value of our 6.8% senior unsecured notes due April 2004 in the open market at a price of 104%. Upon settlement of these transactions, we paid $5.7 million and recognized an extraordinary loss, net of income taxes, of approximately $.1 million, resulting from the repurchases of these notes at higher prices than the amounts recorded on our books. Additionally, we made a $2.5 million scheduled principal payment relating to our medium-term notes due June 2003.

         Net cash provided by operating activities totaled $103.3 million during the three months ended March 31, 2002, compared to net cash provided by operating activities totaling $62.0 million during the prior year period. This increase is primarily due to the overall change in our working capital accounts, primarily accounts receivable, partially offset by our decreased net income compared to the prior year period. During the three-month period ended March 31, 2002 and 2001, net income was increased for non-cash items such as depreciation and deferred taxes and decreased for earnings from unconsolidated affiliates.
         Net cash used for investing activities totaled $130.4 million during the current three-month period, compared to $559.3 million used during the prior year period. During the current period, we used cash primarily for capital expenditures and the acquisition of our 20.5% investment in Enserco during March 2002. During the prior year period, cash was primarily used for capital expenditures and purchases of marketable securities.
         Financing activities used cash totaling $5.2 million during the current three-month period compared to cash provided of $828.1 million during the prior year period. During the current period, cash was primarily used for the reduction of long-term borrowings, partially offset by cash provided by our receipt of proceeds from the exercise of options to acquire .2 million shares of our common stock. During the prior year period, cash was primarily provided by the issuance of our $1.381 billion zero coupon convertible senior debentures during February 2001, partially offset by cash used for debt issuance costs.
         Our cash and cash equivalents and investments in marketable securities totaled $866.4 million as of March 31, 2002. We currently have credit facility arrangements with various banks with total availability of $259.7 million. As of March 31, 2002, our remaining availability, after outstanding letters of credit, totaled approximately $227.1 million. Our primary $200 million unsecured revolving credit facility expires on September 5, 2002. We plan to replace this facility with a similar facility prior to its expiration.
         As of March 31, 2002, we had outstanding capital expenditure purchase commitments of approximately $23.0 million primarily for rig-related enhancing and sustaining capital expenditures. We have historically completed a number of acquisitions during down markets and will continue to evaluate opportunities to acquire assets or businesses to enhance our operations. Several of our previous acquisitions were funded through issuances of our common stock. Future acquisitions may be paid for using existing cash, borrowings under lines of credit or issuance of debt or Nabors stock. Such capital expenditures and acquisitions are at our discretion and will depend on our view of market conditions and other factors.
         On March 18, 2002, we acquired, for cash, 20.5% of the issued and outstanding shares of Enserco Energy Services Company, Inc. ("Enserco"), a Canadian publicly-held corporation, for Cdn. $15.50 per share for a total price of Cdn. $83.2 million (US $52.2 million). At March 31, 2002, the investment was accounted for using the equity method of accounting.
         On April 26, 2002, we completed our acquisition of Enserco by purchasing their remaining outstanding shares for Cdn. $15.6529 per share by paying cash of Cdn. $100.1 million (US $63.9 million) and by issuing 2,638,526 shares of Nabors common stock and 910,556 shares of exchangeable stock of Nabors Exchangeco (Canada) Inc. that can be exchanged for Nabors common stock on a one-for-one basis. The value of the Nabors and Nabors Exchangeco shares issued totaled Cdn. $254.4 million, or US $162.8 million. Enserco's results of operations were accounted for using the equity method of accounting from March 18, 2002 to April 25, 2002, and we will consolidate these operations commencing on April 26, 2002.
         Enserco provides land drilling, well-servicing and workover services in Canada and operates a fleet of 193 well-servicing rigs and 30 drilling rigs. The Enserco acquisition increases our position in Canada with assets that are relatively new and in excellent condition, allowing us to provide services to many of our key US customers who have increased their presence in Canada as it has become even more strategic to the North American gas supply market.
         Our current cash and cash equivalents, investments in marketable securities, credit facility position and projected cash flow generated from current operations are expected to more than adequately finance our sustaining capital expenditures,our acquisition of Enserco and our debt service requirements for the next twelve months.
         In January 2002, our Board of Directors approved an Agreement and Plan of Merger which would change Nabors' place of incorporation from Delaware to Bermuda. If approved by the shareholders, the reorganization will be accomplished through the merger of a newly formed Delaware subsidiary owned by Nabors Industries Ltd., a Bermuda company ("Nabors Bermuda"), into Nabors. Nabors will be the surviving company in the merger and become a wholly-owned, indirect subsidiary of Nabors Bermuda. As a result of the merger, all outstanding shares of Nabors common stock will automatically convert into the right to receive Nabors Bermuda common shares so that the shareholders of Nabors on the date of the merger will own shares in a Bermuda company rather than a Delaware corporation.
         The Board approved the reincorporation transaction because international activities are an important part of our current business and they believe that international operations will continue to grow in the future. Expansion of our international business is an important part of our current business strategy and significant growth opportunities exist in the international marketplace. We believe that reorganizing as a Bermuda company will allow us to implement our business strategy more effectively. In addition, we believe that the reorganization should increase our access to international capital markets and acquisition opportunities, increase our attractiveness to non-US investors, improve global cash management, improve our global tax position and result in a more favorable corporate structure for expansion of our current business.
         It is important to note that several members of the United States Congress have introduced legislation that, if enacted, would have the effect of substantially reducing or eliminating the anticipated tax benefits of the reorganization. In addition, several other members of the United States Congress and the Treasury Department have announced the intent to investigate transactions such as the reorganization. As a result of the increased scrutiny of such transactions, changes in the tax laws, tax treaties or tax regulations may occur, with prospective or retroactive effect, which would have a material adverse effect on the tax consequences of the reorganization to Nabors or the tax consequences of the future operations of the reorganized company and its subsidiaries.
         As a result of Nabors' proposed 2002 corporate restructuring, we may fail to comply with certain covenants contained in our $200 million credit facility agreement. In light of our current cash position, we do not anticipate having to borrow under this facility for the foreseeable future. However, we intend to seek a waiver related to the potential non-compliant covenants. If no waiver is obtained, we would not be able to borrow under the credit agreement. This credit facility had an original five-year term and expires on September 5, 2002. We plan on replacing this credit facility with a similar facility prior to its maturity date. In addition, this default would cause a cross-default under our $30 million letter of credit facility. We presently intend to seek a waiver related to the potential non-compliant covenants. If no waiver is obtained, we will have to replace this letter of credit facility or cash collateralize such letters of credit. In the event we default on these covenants and we are not successful in obtaining waivers, we do not believe our financial position, results of operations or cash flows would be materially affected.
         The reorganization is subject to the receipt of certain regulatory and shareholder approvals. The matter will be presented to our shareholders for approval on June 14, 2002. If approved by the shareholders, the reincorporation should be effected in the second quarter of 2002.

OTHER MATTERS

FORWARD-LOOKING STATEMENTS

         The statements in this document that relate to matters that are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this document, words such as "anticipate", "believe", "expect", "plan", "intend", "estimate", "project", "will", "should", "could", "may", "predict" and similar expressions are intended to identify forward-looking statements. Future events and actual results may differ materially from the results set forth in or implied in the forward-looking statements. Factors that might cause such a difference include:

     o   fluctuations in worldwide prices of and demand for natural gas and oil;
     o fluctuations in levels of natural gas and oil exploration and development activities;
     o   fluctuations in the demand for our services;
     o the existence of competitors, technological changes and developments in the oilfield services industry;
     o the existence of operating risks inherent in the oilfield service industry;
     o   the existence of regulatory uncertainties;
     o the possibility of political instability in any of the countries in which we do business; and
     o   general economic conditions.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         SFAS 142, "Goodwill and Other Intangible Assets", addresses the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are: (1) goodwill and intangible assets with indefinite lives will no longer be amortized; (2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and (3) the amortization period for those intangible assets with finite lives will no longer be limited to 40 years.
         We will perform our initial goodwill impairment assessment by June 30, 2002, and as part of that assessment, we will identify our reporting units and determine the aggregate carrying values and fair values of all such reporting units. To the extent the carrying value of a reporting unit exceeds its related fair value, we will perform the second step of the SFAS 142 impairment test, by December 31, 2002, by comparing the implied fair value of the reporting unit goodwill to its related carrying value, both of which would be measured at the January 1, 2002 adoption date. Any loss resulting from our transitional goodwill impairment test will be recorded as a change in accounting principle, effective January 1, 2002. We have not yet determined what effect this goodwill impairment test will have on our financial position and results of operations; however, we expect to complete our assessment during the second quarter of 2002.
         We adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective January 1, 2002, as required. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Due to the nature of our business, this new accounting pronouncement had no impact on our reported results of operations or financial position.
         In May 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Due to the nature of our business, FASB 44, 64 and Amendment of FASB 13 are not applicable. SFAS 145 eliminates SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt" and states that gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". APB 30 defines extraordinary items as events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. We will adopt SFAS 145, effective April 1, 2002 and accordingly, will no longer classify gains and losses from extinguishment of debt as extraordinary items and will reclassify to other income any similar extraordinary items that had been recorded in prior accounting periods.

CRITICAL ACCOUNTING POLICIES

         Self Insurance Accruals. Nabors is self-insured for certain losses relating to workers' compensation, general liability, property damage and employee medical benefits. Given the recent tightening in the insurance market, effective April 1, 2002, with our insurance renewal, our self-insurance levels have significantly increased. As a result, our exposure to losses relating to workers' compensation, general liability and property damage has increased dramatically. Effective April 1, 2002, our exposure (i.e. our deductible) per occurrence ranges from $1.0 million for workers' compensation to between $2.0 million and $5.0 million for employer liability, Jones Act and general liability and $10.0 million for rig physical damage. We have purchased stop-loss coverage in order to limit, to the extent feasible, our aggregate exposure to certain physical damage claims. There is no assurance that such coverage will adequately protect Nabors against liability from all potential consequences.

FOREIGN CURRENCY RISK

         We operate in a number of international areas and are involved in transactions denominated in currencies other than US dollars, which exposes us to foreign exchange rate risk. The most significant exposures arise in connection with our operations in Canada and Saudi Arabia, which usually are substantially unhedged. There may be additional exposure from long term Riyal-denominated contracts in Saudi Arabia which are being converted to US dollar-denominated contracts upon renewal.
         At various times, we utilize local currency borrowings (foreign currency denominated debt) and the payment structure of customer contracts to selectively hedge our exposure to exchange rate fluctuations in connection with monetary assets, liabilities and cash flows denominated in certain foreign currencies. We do not hold or issue foreign exchange contracts or other derivative instruments for speculative purposes. A foreign exchange contract is a foreign currency transaction, defined as an agreement to exchange different currencies at a given future date and at a specified rate.
         On March 26, 2002, we entered into two foreign exchange contracts with a total notional value of Cdn. $115.9 million and maturity dates of April 29, 2002. The notional amounts of these contracts were used to fund the cash portion of the Enserco acquisition purchase price (Note 2). The notional amounts of these contracts represent the amount of foreign currency purchased at maturity and do not represent our exposure on these contracts. Although such contracts served as an economic hedge against our foreign currency risk related to the acquisition cost, we accounted for these contracts as speculative under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" and therefore marked them to market as of March 31, 2002. We recognized this contract as a current liability in our March 31, 2002 balance sheet. We estimated the fair value of the contracts using the foreign exchange rate at the end of the period, with the associated gain or loss being reported in the consolidated statements of income. As of March 31, 2002, we recognized a loss of approximately US $.2 million related to these contracts. Additionally, on April 9, 2002, we entered into a third foreign exchange contract with a notional value of Cdn. $50.0 million maturing April 29, 2002. Upon maturity of these foreign exchange contracts on April 29, 2002, we recognized a gain of approximately US $1.8 million, which will be included in our second quarter statement of income.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         The following discusses developments with respect to the material lawsuit reported in our annual report on Form 10-K for the year ended December 31, 2001.
         In "Verdin v. R&B Falcon Drilling USA, Inc., et al.," Civil Action No. G-00-488, in the United States District Court for the Southern District of Texas, Galveston Division, the class action lawsuit against our offshore drilling subsidiaries alleging, among other things, conspiracy to depress wages and benefits paid to our offshore employees, we have reached a settlement, which was approved by the court on April 22, 2002. The settlement payment is expected to be made in the second quarter, absent any appeal. The settlement amounts to be paid by Nabors' subsidiaries are not material to such subsidiaries or to Nabors. In the event the settlement is not finalized, Nabors continues to believe the allegations in this lawsuit are without merit and Nabors' subsidiaries will defend vigorously the claims brought against them. In such event, we are unable, however, to predict the outcome of this lawsuit or the costs to be incurred in connection with its defense and there can be no assurance that this litigation will be resolved in our favor. An adverse result or prolonged litigation could have an adverse effect on the financial position, cash flows or results of operations of Nabors.
         Nabors and its subsidiaries are defendants or otherwise involved in a number of other lawsuits in the ordinary course of their business. In the opinion of management, Nabors' ultimate liability with respect to these pending lawsuits is not expected to have a significant or material adverse effect on Nabors' consolidated financial position, cash flows or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         On April 26, 2002, Nabors closed the acquisition of all of the common shares of Enserco Energy Service Company Inc., a Canadian well-servicing and drilling corporation based in Calgary, Alberta. In the transaction, holders of Enserco received, at their election, cash in the amount of Cdn. $15.6529 per share, shares of exchangeable stock of Nabors Exchangeco (Canada) Inc. that can be exchanged for Nabors common stock on a one-for-one basis, and/or shares of Nabors common stock as if the exchangeable shares had been exchanged. In connection with the acquisition, Nabors issued an aggregate of 2,638,526 shares of its common stock, Nabors Exchangeco issued an aggregate of 910,556 exchangeable shares, and the Canadian parent of Nabors Exchangeco paid Cdn. $183.3 million in cash to former holders of Enserco. The exchangeable shares have provisions which effectively confer on the holders of exchangeable shares the same voting and economic rights in Nabors as the holders of Nabors common stock. The shares were issued pursuant to a plan of arrangement approved by final order of the Court of Queen's Bench of Alberta, Canada, dated April 24, 2002. Accordingly, the issuances were exempt from registration pursuant to
Section 3(a)(10) of the Securities Act of 1933, as amended. Nabors has an effective "shelf" registration statement on Form S-3 on file with the Securities and Exchange Commission (File No. 333-85228) which registers the shares of Nabors common stock issued or issuable upon exchange or redemption of the exchangeable shares.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         3.1 Certificate of Designations, Preferences, Rights and Limitations of Special Voting Preferred Stock filed with the Secretary of State of the State of Delaware on April 25, 2002

         15.1     Awareness Letter of Independent Accountants

         (b)      Reports on Form 8-K

         o Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2002 with respect to Nabors' proposed reorganization.

         o Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2002 with respect to Nabors' fourth quarter 2001 earnings release.

         o Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2002 with respect to Nabors' first quarter 2002 earnings release.

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

                                          NABORS INDUSTRIES, INC.



                                                /s/ Anthony G. Petrello
                                          -------------------------------------
                                          Anthony G. Petrello
                                          President and Chief Operating Officer



                                                  /s/ Bruce P. Koch
                                          --------------------------------------
                                          Bruce P. Koch
                                          Vice President - Finance (principal
                                           financial and accounting officer)

Dated:  May 15, 2002

                               INDEX TO EXHIBITS


         3.1 Certificate of Designations, Preferences, Rights and Limitations of Special Voting Preferred Stock filed with the Secretary of State of the State of Delaware on April 25, 2002

         15.1     Awareness Letter of Independent Accountants